Form 10-K
period 2006-12-31
1st Pacific Bancorp
filed 2007-03-23
CIK 1380712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 000-52436

1ST PACIFIC BANCORP

(Exact name of registrant as specified in its charter)

California	33-0905235
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No)

4275 Executive Square #650	92037
La Jolla, California	(Zip Code)
(Address of Principal Executive Offices)

(858) 875-2000
(Issuer’s telephone number)

Securities registered under Section 12(b) of Exchange Act:  None

Securities registered under Section 12(g) of Exchange Act:

Common Stock, No par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated Filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2006 was approximately $49.5 million. Number of Registrant’s shares of common stock outstanding at March 12, 2007 was 3,893,312.

Documents incorporated by reference: Certain information required by Part III of this Annual Report is incorporated by reference from (i) the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A if filed not later than 120 days after the end of the fiscal year covered by this Annual Report, or (ii) if the Registrant’s definitive proxy statement is not filed within the 120 day period, then from an amendment to this Annual Report, which will be filed not later than the end of the 120 day period.

1st PACIFIC BANK OF CALIFORNIA

PART I

ITEM 1.                                                     BUSINESS

General

1st Pacific Bancorp (the “Company”, “we”, “our”, or “us”) is a California corporation incorporated on August 4, 2006 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended.  1st Pacific Bank of California (the “Bank”) is a wholly-owned bank subsidiary of the Company and was incorporated in California on April 17, 2000.  The Bank is a California corporation licensed to operate as a commercial bank under the California Banking Law by the California Department of Financial Institutions (the “DFI”).  In accordance with the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation (the “FDIC”) insures the deposits of the Bank.  The Bank is a member of the Federal Reserve System.

A holding company reorganization was completed on January 16, 2007, whereby all outstanding shares of the Bank were converted into an equal number of shares of the Company. Prior to the reorganization, the Company had minimal activity, which was primarily related to preparing for the reorganization.  At present, the Company does not engage in any material business activities other than ownership of the Bank. References to the Company are references to 1st Pacific Bancorp (including the Bank), except for periods prior to January 16, 2007, in which case, references to the Company are references to the Bank.

After completing its initial public offering, the Company commenced operations on November 17, 2000, from a branch office in the Golden Triangle area of San Diego and a branch office in the Tri-Cities area of North San Diego County (“North County”).  Since then, the Company has opened three branch offices, one in the Mission Valley area of San Diego, one in the Inland North County area of San Diego and the third in El Cajon in April of 2006. In addition, in December 2004, the Company moved its executive offices from the Golden Triangle branch to a separate location in the same vicinity.  On February 22, 2007, the Company announced it had entered into a definitive agreement to acquire Landmark National Bank (“Landmark”) in a cash and stock transaction valued at $24.6 million.  Subject to regulatory and shareholder approval, Landmark will be merged into the Bank, which will add Landmark’s two branch offices in Solana Beach and La Jolla to the Company’s branch network.

The Company is organized as a single operating unit with five full-service branch offices.  The Company’s primary source of revenue is interest earned on loans it provides to customers.  The Company funds its lending activities primarily through providing deposit products and services to customers.  The Company’s customers are predominately small and medium-sized businesses and professionals in San Diego County.  As of December 31, 2006, the Company has grown to over $318 million in total assets.

Strategy

The Company’s mission statement is: “To build relationships that create significant results for our customers, employees, shareholders and community.”  The Company believes that to be successful in its competitive environment, it needs to attract and retain great people (e.g. directors and employees) to foster and grow loyal client relationships, which build enduring franchise value.  This strategy is synopsized by the Company’s corporate motto:  People.Relationships.Results.  The Company’s vision of being a leading provider of commercial banking services in its markets is accentuated by three goals, to become:

A compelling place to work — the Company will demonstrate a high performance and high-energy culture where the corporate values are embraced and lived out by “Gung Ho” employees.

A compelling place to bank — clients will experience perceptive listening, active responses, and significant results that add value to their businesses and will become “Raving Fan” customers.

A compelling place to invest — shareholders will receive outstanding shareholder value and the pride of participating in “The Bank” in the San Diego region.

The Company’s strategy during its early de novo years was focused on achieving growth and market share.  As the Company has matured, the strategy has progressively shifted to achieve more significant profitability.  The

Company intends to grow within its current equity base for the immediate future, utilizing retained earnings and debt instruments, as needed, to bolster capital ratios and minimize shareholder dilution.  The Company intends to communicate regularly with its shareholders and increase awareness among the brokerage community to promote stock liquidity and market value.  To be successful, the Company emphasizes systems which attract, retain, reward and develop employees, including strategies that encourage employees to think like owners, such as profit sharing plans and employee stock ownership initiatives.  To foster long term, profitable customer relationships, the Company utilizes customer surveys to promote exceptional customer service and customer profitability measurement tools to identify and strengthen the most beneficial relationships; the Company’s franchise value is ultimately rooted in its customer base.

Services Offered

General. The primary operational focus of the Company is to meet the financial services needs of its target market — small and medium-sized businesses and professionals — within its service area.  Therefore, the Company offers a full line of loan and deposit products and certain related financial services designed to cater to this target market.  As a community bank, the Company’s personnel are actively involved in the community and an emphasis is placed on personalized “relationship banking,” where the banking relationship is predicated on the banker’s familiarity with the customer and their business.

Lending Services.  As discussed in further detail below, the Company’s lending activities focus on commercial and residential real estate loans, construction loans, commercial business loans and loans made or guaranteed through the Small Business Administration (the “SBA”) loan program responsive to the target market’s needs.  The Company believes these loan products take advantage of the economic growth and the consolidation of banking institutions in San Diego County and contiguous areas, which have created opportunities for an independent, service-oriented bank.

Real Estate Loans.  The Company offers real estate loans for construction and term financing.  Construction loans include loans for single-family homes (both owner occupied and speculative), small residential tract developments, commercial projects (such as multi-family housing, industrial, office and retail centers) and early stage acquisition and development loans for land and lots.  Permanent financing is offered for commercial properties and single-family residential properties.

Commercial Loans.  The Company offers the following types of commercial loans:

•                                          Short-term working capital loans, both secured and unsecured.

•                                          Revolving credit accounts, secured and unsecured, such as credit extensions supported by formal business assets (e.g. accounts receivable and inventory).

•                                          Single purpose loans, such as term loans for facilities, plant and equipment.

•                                          Stand-by letters of credit.

SBA Loan Programs.  The SBA, headquartered in Washington, D.C., and operating in 10 regions throughout the United States, offers financial assistance to eligible small businesses in the form of partial government guarantees on loans made to such businesses by qualified participating lenders under the SBA’s guaranteed loan program (the “7(a) program”).  In order to be eligible for the 7(a) program, a business generally must be operated for profit and, depending on the industry of the potential borrower, must fall within specified limitations on numbers of employees or annual revenues.  The Company is an SBA qualified participating lender and, in 2002, was awarded SBA’s “Preferred Lender” status.  This Preferred Lender status allows the Company to make loans under SBA programs without prior SBA approval.

SBA 7(a) program loans are SBA-guaranteed loans made by approved financial institutions.  For term loans, the loan guarantees vary from 75% to 85% of the loan balance, depending on the size of the loan, and terms vary from five to twenty-five years depending on the purpose of the loan.  Revolving loans are limited to a maximum term of seven years and the loan guarantee may not exceed 50% of the loan amount.  The aggregate balance of the SBA guaranteed portions of all outstanding SBA loans to one borrower and its affiliates may not exceed $2.0 million.

SBA 7(a) program loans are typically written at variable rates of interest, which rates are generally limited by SBA guidelines.  These guidelines limit the maximum rate for loans with maturities less than seven years to 225 basis points over the lowest prime-lending rate published in The Wall Street Journal (“WSJ Prime”).  The maximum rate for loans with maturities in excess of seven years is 275 basis points over the WSJ Prime.  Typically rates are adjusted on the first day of each calendar quarter.

In addition to participation in the SBA’s 7(a) programs, the Company also offers loans primarily for real estate-related projects under Section 504 of the Small Business Administration Act of 1953 (“504 loans”), such as for purchasing land and improvements, construction, modernizing or converting existing facilities and purchasing certain machinery and equipment.  Under the 504 loan program, the borrower must provide at least 10% of the equity for the financing.  Under a typical 504 loan, the Company will make a loan for 50% of the principal amount, which is secured by, among other assets, a first priority mortgage on the underlying property.  The Company will provide the remaining amount of the funds as a short-term loan with a maturity from 90 days up to one year (the “Bridge Loan”).  The borrower repays the Bridge Loan with the proceeds received from a bond issuance by a certified development company — not-for-profit corporations established to create and issue debt securities that are fully guaranteed by the SBA.  The debt securities are sold to institutional investors.   Under the 504 loan program, SBA debentures may be issued up to $4.0 million and, if a public policy is met, up to $8.0 million for manufacturers.

Like many other government programs, the lending programs of the SBA are federal government programs authorized by legislation and uncertainties surround the SBA programs due to reliance on the United States Congress and the federal budgeting process for each fiscal year.  There can be no assurance that the SBA lending program will continue in its present manner.

Consumer Loans.  The Company offers consumer loans, which generally encompass loans for a personal, family or household purpose.  These loans comprise a proportionately smaller portion of the Company’s overall loan portfolio.  However, these loans are important in terms of servicing customer needs in the market area of the Company’s offices and ancillary lending needs of the Company’s primary target market.

Deposit Products and Services.  The Company’s expertise is developing custom-tailored financial solutions for individuals, businesses and professionals desiring personalized banking services.  The Company offers a wide range of accounts and services, designed around the needs and preferences of our customers.  Account officers consult with the various specialists in the Company to satisfy the customer’s immediate and long-range deposit and borrowing needs.

Bank Deposits.  The Company offers personal and business checking, money market, savings and certificates of deposit accounts which can all be tied into a one-statement banking package.  The types and terms of such accounts are offered on a competitive basis.  The interest rates payable by the Company on the various types of interest-bearing deposit accounts are a function of a number of factors, including rates paid by the Company’s competitors, the need for liquidity for lending operations and the changes in monetary policy as announced by the Federal Open Market Committee.

Cash Management Services.  The Company specializes in meeting the unique banking needs of business owners.  The Company accomplishes this by having developed a comprehensive set of cash management tools and services.  Some of the cash management products the Company offers are online banking, automated clearing house (“ACH”) origination, wire transfers, daily sweep products, lockbox processing and account transfers / management.  The Company also has a wire transfer system with advanced features for business customers that, among other things, provides immediate confirmation of wire receipts.  In addition to these products, the Company offers courier service to collect deposits from San Diego-area customers and has a correspondent relationship with another bank allowing the Company to accept deposits at thousands of third party locations for non-local depository needs.

During the fourth quarter of 2006, the Company introduced a new service, Remote Deposit Capture. This service utilizes Check 21 technology and allows the customer to create and submit a deposit from their place of business. Check 21 is also known by its full name, the Check Clearing for the 21st Century Act. See the “Federal Legislation” section of “Supervision and Regulation” below for further information. More recently, in March 2007, the Company introduced BusinessPro Deposit Link. This additional feature has been added to the Company’s online banking program for businesses. Deposit Link will allow customers to make deposits into their checking accounts from their office. Checks can be scanned, transmitted and deposited to their business checking account using their office computer. This service will be especially valuable to customers who frequently make deposits by reducing their courier and/or bank visit expenses.

The Company believes that these services, as well as the other customer convenience services that it offers, allow the Company to offer a competitive and customized package of services to its customers.

Internet Banking. The Company utilizes technology and the Internet as a secondary means for servicing customers.  Through “Internet banking” customers may conduct their banking business remotely from any location with an Internet connection.  Business customers are able to access cash management products, which allow users to, among other things, originate wire transfers and ACH transactions.  In addition, business customers can have multiple users access accounts via the website, and each user can have separately defined user capabilities.  Despite the capabilities to access these electronic banking services, customers always have the opportunity to discuss specific banking needs with a knowledgeable service representative available in one of the Company’s offices.

Marketing Focus

The Company advertises and markets its services primarily to targeted customers in its primary service area. The Company focuses on meeting the needs of its targeted customers, as well as meeting the challenge from its competitors.  Among other things, the Company attempts to capitalize on customers’ frustration with and adverse reaction to the loss of locally controlled and managed financial institutions to large, out-of-state buyers.  The Company established an Advisory Board in November 2002, which consists of up to 15 local community leaders.  In addition to their role as advisors to the Company, the Advisory Board members represent the Company at key events and increase the Company’s visibility and participation with numerous regional leadership organizations and civic groups.  Furthermore, the members of the Board of Directors are highly visible and active in the San Diego community.  Over time, the Company expects to continue to benefit from involvement in civic activities and the positive association with the Company.  Public relations efforts emphasize the Company’s local ownership, service and loyalty to its community.

Service Area

The Company considers its primary market to be the greater San Diego County region.  The Company has located its executive office and full service bank branching system within this area.  The Company’s executive office and its largest branch office are both located in the Golden Triangle area of San Diego, which is the hub of the “North City” business center.  The Company’s second largest branch office is located in the Tri-Cities area of North County (Oceanside, Carlsbad and Vista).  The Company’s third branch office was opened in 2003 in the Mission Valley area of San Diego.  In 2005, the Company opened its fourth branch office in the Inland North County Area of San Diego along the Interstate 15 corridor. A fifth branch office was opened in April 2006 in the East County Area of San Diego, specifically in El Cajon.  On February 22, 2007, the Company announced it had entered into a definitive agreement to acquire Landmark in a cash and stock transaction valued at $24.6 million.  Subject to regulatory and shareholder approval, Landmark will be merged into the Bank, which will add Landmark’s two branch offices in Solana Beach and La Jolla to the Company’s branch network.

The San Diego regional economy is an important and growing center for high-technology industries such as telecommunications, biotechnology, electronics, and software.  There is also a significant recreational goods manufacturing industry in the region.  The aerospace and defense industries, the traditional industries of the region, still contribute significantly to the economy.  Construction, agriculture, other manufacturing, wholesale and retail trade, and tourism are also important sectors.  All of these industries have been volatile in the recent past.  San Diego County’s commercial real estate market remained strong throughout the third quarter 2006.  It is believed that the San Diego County economy has held up stronger than other parts of the country due to a diversified work force.  At the end of the third quarter 2006, the unemployment rate for San Diego County rose 0.3% to 3.9%, as compared to the fourth quarter 2005 figure.  As of December 2006, San Diego County’s unemployment rate is 1.1% lower than California’s rate of 5.0% and is 0.9% lower than the overall United States rate of 4.8%.

While the Southern California region continues to be susceptible to the effects of the national recession, the regions productivity continues to exceed most areas of the country.  However, rapidly rising health and liability insurance costs are becoming overwhelming for California businesses.  Over the past year, the average increase in health insurance premiums for small businesses was 15% and the average increase for large businesses was 13.5%.  Increased energy costs have also impacted regional businesses as electricity, water, natural gas and gasoline prices continue to be some of the highest in the nation.  The exodus of more mobile companies has quietly begun as long time manufacturers continue to move to more affordable areas in search of lower operating costs, tax breaks and less expensive real estate.  For those companies that are tied to Southern California, the Southwest Riverside County community of Temecula has become one of the nation’s fastest growing areas.  Its population growth for the past year exceeded the growth in San Diego County and its employment base continues to expand with new employers.  Although the unemployment rates, at December 31, 2006, for Riverside (4.3%) and Los Angeles (5.1%) Counties remain higher than that of San Diego (3.9%) and Orange (3.2%) Counties, both employment centers are on par with the nation as a whole.

San Diego County’s economy remains vulnerable despite a greater level of diversity and less reliance upon defense related industries.  Although the county has experienced significant growth in recent years and current estimates believed to be reliable continue to project further growth, the Company cannot guarantee that such future growth will occur as estimated and that currently unforeseen economic circumstances, such as a slow-down in one or more of the region’s major industries or employers, or a general change in the general economy of the region, the state or the nation, or a change in the Company’s competition, as discussed below, would not reverse or slow-down these growth trends and pose new challenges to the success of the Company.  Historically economic trends tend to run in cycles of varying duration and the Company will have no ability to control such cycles.  The ongoing success of the Company depends in large part on the ability of the Company to adapt to such changes, utilizing such management, capital resources and business acumen as is available to the Company at such time.

Risk Management

As a fundamental part of its business, the Company has developed risk management practices to identify, measure, monitor and control the risks involved in its various products and lines of business.  While the Company’s business is dependent on taking risks, appropriate management of these business risks is critical to its success.  The Company has a risk management program to evaluate a broad spectrum of risks, including, but not limited to, credit risk, market risk, liquidity risk, operational risk, legal risk and reputational risk.  In assessing its risk management practices across the Company’s functional areas (e.g. lending, branch operations, informational technology, asset and liability management, and administration), management considers the following elements of a sound risk management system in each critical area:  the level of board and senior management oversight; the adequacy of policies, procedures and limits; the adequacy of internal controls; the results of internal monitoring and / or independent reviews and audits; and the experience of its personnel.

In recent years, the Company has experienced strong growth in loans, deposits and total assets.  Increased levels of staffing, new office space, and increased utilization of vendor services, such as data processing and professional services, have facilitated this growth.  While the Company believes it has a sound risk management program that will address its future growth plans, the Company’s ability to manage future growth will depend on, among other things, its ability to manage associated risks, including: monitoring operations, controlling funding costs and operating expenses, maintaining positive customer relations, and hiring and retaining qualified personnel.

Competition

The banking business in California, generally, and specifically in the greater San Diego and adjacent areas, is highly competitive with respect to both loans and deposits.  The business is dominated by a relatively small number of major banks, most of which have many offices operating over wide geographic areas.  Many of the major commercial banks and their affiliates, including those headquartered outside California, offer certain services (such as trust and securities brokerage services) that are not offered directly by the Company.  By virtue of their greater total capitalization, such banks have substantially higher lending limits than the Company and substantially larger advertising and promotional budgets.  In addition, the Company faces competition from other community banks headquartered in the greater San Diego area that are also serving individuals and businesses.

In recent years, a large number of mergers and consolidations of both banks and savings entities have occurred in California and throughout the nation.  A substantial number of the larger banks have been involved in major mergers.  The result is that these institutions generally have centralized and standardized their services.  Similarly, most lending functions and decisions are sent outside the area.  Acquisitions by major interstate bank holding companies and other large acquirers in the greater San Diego vicinity have resulted in numerous branch consolidations in the area.  Many long-standing relationships have been disrupted or severed, while many other customers are now subjected to less personalized and more “standardized” services.

As a result of this merger and consolidation activity, since 2000, community banking in San Diego has undergone a renaissance, with close to 20 new or de novo banks opening.  Despite the increased competition from newer community banks, larger institutions continue to control the majority of the deposit market share in the region and the Company believes that this continues to present the Company with the opportunity to attract customers who are dissatisfied with the level of service provided by larger banks.  Additionally, it is expected that merger activity will continue to provide opportunities in its market area.

In order to compete with the major financial institutions in the Company’s primary service areas, the Company uses to the fullest extent possible the contacts of its organizers, founders, advisors, directors and officers with residents and businesses in the Company’s primary service areas.  The Company emphasizes specialized services, local promotional activity and personal contacts by the Company’s officers, directors and other employees.  Programs have been developed to specifically address the needs of small to medium-sized businesses, professional businesses, as well as business owners and their employees.  As necessary, the Company can arrange for loans that are too large, due to legal lending limits, for the Company to make by itself, to be made on a participation basis with other financial institutions and intermediaries.

Employees

Currently, the Company employs Messrs. A. Vincent Siciliano, James H. Burgess, Larry A. Prosi, and Richard H. Revier, under written employment agreements.  See “Item 10, Directors, Executive Officers and Corporate Governance,” below.  On December 31, 2006, the Company employed 72 persons full-time and 7 persons part-time.  None of the Company’s employees are represented by any collective bargaining agreements.  The Company considers its relations with employees to be excellent.

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation” below for more regarding the Company’s finances.

SUPERVISION AND REGULATION

The following discussion of statutes and regulations affecting banks and bank holding companies is only a summary and does not purport to be complete.  This discussion is qualified in its entirety by reference to such statutes and regulations.  No assurance can be given that such statutes and regulations will not change in the future.  Moreover, any changes may have a material effect on the business of the Bank.

General

Bank Holding Company Regulation.  The Company is bank holding company within the meaning of the Bank Holding Company Act, and is registered as such with and subject to the supervision of the Federal Reserve Board (“FRB”).  Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the bank holding company would own or control more than 5% of the voting shares of such bank.  The FRB’s approval is also required for the merger or consolidation of bank holding companies.  The Company is required to file reports with the FRB and provide such additional information as the FRB may require.  The FRB also has the authority to examine the Company and each of its subsidiaries, as well as any arrangements between it and any of its subsidiaries, with the cost of any such examination to be borne by the Company.

Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates.  Subject to certain restrictions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, or issue a guarantee, acceptance, or letter of credit on behalf of an affiliate; provided that the aggregate amount of the above transactions of a bank and its subsidiaries does not exceed 10% of the capital stock and surplus of the bank on a per affiliate basis or 20% of the capital stock and surplus of the bank on an aggregate affiliate basis.  In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices and, in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as that term is defined in the Federal Reserve Act.  Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts.  Further, the

Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

Under the FRB’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner.  In addition, it is the FRB’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet it obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both.  Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as payment of cash dividends, would constitute unsafe and unsound banking practices because they violate the FRB’s “source of strength” doctrine.

A bank holding company is prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities.  One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making these determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public which outweigh possible adverse effects.

As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act amends certain parts of the Securities and Exchange Act of 1934, and is intended to protect investors by, among other things, improving the reliability of financial reporting, increasing management accountability, and increasing the independence of directors and our external accountants.

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include but are not limited to the filing of annual, quarterly and other current reports with the Securities and Exchange Commission (“SEC”).

Banking Regulation.  Various requirements and restrictions under federal and state laws affect the operation of the Bank.  As a California state-chartered bank, the Bank is regulated, supervised and regularly examined by the DFI. Federal regulations address several areas including loans, investments, mergers and acquisitions, borrowings, dividends, and the number and locations of branch offices.  In addition, the FRB is the Bank’s primary federal regulator.  Deposits of the Bank are insured up to the maximum limits (presently $100,000 per account) allowed by the FDIC.  As a result of this deposit insurance function, the FDIC has certain supervisory authority and powers over FDIC-insured institutions.

Proposed Legislative and Regulatory Changes

Proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts, allow the FRB to pay interest on reserves, and permit interstate branching on a de novo basis.  Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry.  It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect us or the Bank.

Federal Reserve Bank Regulation

Each state-chartered bank that is a member of the FRB is referred to as a “state member bank.”  The Bank, like all other state member banks, subscribes to capital stock in the FRB of its district (the Federal Reserve Bank of San Francisco in the case of the Bank) in an amount equal to 6% of its combined capital and surplus (but excluding retained earnings); 3% must be paid-in and the remaining 3% is on call.  The FDIC insures the deposits of the Bank and monitors the Bank in such capacity.  The FRB discount window and other services are available to all depository institutions on an equivalent basis.  However, there are certain other unique considerations to being a member of the FRB, including:

•                                          The reduction of federal supervisors from two to one in those situations involving a bank holding company organization.

•                                          The ability to engage in activities to the same extent as national banks, unless restricted by applicable state laws and regulations.

•                                          The absence of any fees charged in connection with FRB examinations and application filings.

•                                          The privilege of voting for directors of the FRB and eligibility for service as a director.

Impact of Monetary Policies

Banking is a business that depends on rate differentials.  In general, the difference between the interest rate paid by the Bank on its deposits and other borrowings and the interest rate earned by the Bank on loans, securities and other interest-earning assets comprises the major source of the Bank’s earnings.  These rates are highly sensitive to many factors which are beyond the control of the Bank and, accordingly, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB.  The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, by placing limitations upon savings and time deposit interest rates, and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.  The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates.  The nature and timing of any future changes in such policies and their impact on the Bank cannot be predicted; however, the impact on the Bank’s net interest margin, whether positive or negative, depends on the degree to which the Bank’s interest-earning assets and interest-bearing liabilities are rate sensitive.  In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting the Bank’s net income.

Recent Regulation

On December 6, 2006, the federal bank regulatory agencies released final guidance on “Concentrations in Commercial Real Estate Lending” (the “Final Guidance”), largely consistent with the proposed guidance they released on January 10, 2006.  This guidance defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent financing of the property.  Loans on owner occupied CRE are generally excluded.

The Final Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations.  This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs.  Higher allowances for loan losses and higher capital levels may also be required.  The Final Guidance is triggered when CRE loan concentrations exceed either:

•              Total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital; or

•              Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total capital.

Management of the Bank believes that the Final Guidance applies to the Bank’s CRE lending activities due to its concentration in construction and land development loans. The Bank has always had meaningful exposures to loans secured by commercial real estate due to the nature of its growing markets and the loan needs of both its retail and commercial customers.  The Bank believes its long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place are generally appropriate in managing its concentrations as required under the Final Guidance.  Furthermore, the Bank has recently adopted additional enhancements to its analysis and review of CRE concentrations consistent with many of the requirements found in the Final Guidance.

Banking Legislation

From time to time legislation is proposed or enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions.  These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions.  Certain of the potentially significant changes, which have been enacted in the past several years, are discussed below.

The Sarbanes-Oxley Act.  On July 30, 2002, in the wake of numerous corporate scandals and in an attempt to protect investors and help restore investor confidence by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”).  The Act applies to any issuer, such as the Bank, that has securities registered under, or is otherwise required to file reports under, the Exchange Act.  The Act imposes new and unprecedented corporate disclosure and governance mandates on public companies, including state chartered banks such as the Bank that are required to file periodic reports with the FRB.

While certain provisions of the Act, such as accelerated filing deadlines for periodic reports, will not apply to the Bank, most of the Act’s provisions are (or upon implementation will be) applicable.  These provisions include (i) the requirement for certifications of each annual and quarterly report by the issuer’s principal executive and financial officers, with criminal penalties imposed for knowing or willful violations, (ii) the forfeiture of bonuses or profits received by such officers if accounting restatements are required as a result of misconduct, (iii) disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer and of any “material correcting adjustments” in the issuer’s financials, (iv) disclosure of management’s assessment of internal controls and procedures, (v) disclosure as to whether the issuer has adopted a “code of ethics” for its senior financial officers and, if not, an explanation as to why not, and (vi) prohibitions or limits on loans to officers, directors and other insiders except to the extent such loans comply with FRB Regulation O.  The Act also imposes certain additional regulations, such as accelerated filing periods for reports on Form 4 of changes in the beneficial ownership of officers, directors and principal security holders.

The Act also imposes increased requirements on auditors and the auditing procedures of their public clients, including prohibitions on the performing of specified non-audit services contemporaneously with an audit.  The Act heightens the requirements for, and the authority of, audit committees.  Among other provisions, the Act vests an issuer’s audit committee with direct responsibility for the appointment, compensation and oversight of any registered public accounting firm engaged to perform audit services and with the ability to hire independent outside legal counsel and other advisors.

The Act also requires that each audit committee member be entirely “independent” (meaning that no member may be affiliated with the issuer or may accept (or have recently received) any consulting, advisory or other compensatory fees from the issuer) and be a member of the issuer’s board of directors and that the committee include a designated “audit committee financial expert.”

Finally, the Act requires that legal counsel for subject companies report any evidence of material violations of securities laws or breaches of fiduciary duty to or by their client and imposes federal criminal penalties, including fines and imprisonment of up to 25 years, upon those convicted of defrauding shareholders of public companies.

The Bank has experienced increased costs associated with the increased level of disclosure and compliance required under the Act.  Such increased costs are likely to continue and this diversion of resources may adversely affect the financial condition and operations of the Bank.

Gramm-Leach-Bliley Act.  The Financial Services Act of 1999, known as the Gramm-Leach-Bliley Act (“GLBA”), was signed into law on November 12, 1999 and became effective on March 11, 2000.  The GLBA repeals provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other’s businesses.  Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

The Bank Holding Company Act (“BHCA”) was amended by GLBA to allow a new “financial holding company” (“FHC”) to offer banking, insurance, securities and other financial products to consumers.  Specifically, the GLBA amended Section 4 of the BHCA in order to provide for a framework for the engagement in new financial activities.  A bank holding company (“BHC”) may elect to become an FHC if all its subsidiary depository institutions are well capitalized and well managed.

Under the GLBA, national banks (as well as FDIC-insured state banks, subject to various requirements) are permitted to engage through “financial subsidiaries” in certain financial activities permissible for affiliates of FHCs.  However, to be able to engage in such activities the bank must also be well capitalized and well managed and receive at least a “satisfactory” rating in its most recent Community Reinvestment Act examination.  In addition, if the bank ranks as one of the top 50 largest insured banks in the United States, it must have an issue of outstanding long-term debt rated in one of the three highest rating categories by an independent rating agency.  If the bank falls within the next group of 50, it must either meet the debt-rating test described above or satisfy a comparable test jointly agreed to by the FRB and the Treasury Department.  No debt rating is required for any bank, such as the Bank, not within the top 100 largest insured banks in the United States.

The Bank cannot be certain of the effect of the foregoing legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the Bank.

The Riegle-Neal Act.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), enacted on September 29, 1994, repealed the McFadden Act of 1927, which required states to decide whether national or state banks could enter their state, and allowed banks to open branches across state lines beginning on June 1, 1997.  The Riegle-Neal Act also repealed the 1956 Douglas Amendment to the BHCA, which placed the same requirements on BHCs.  The repeal of the Douglas Amendment now makes it possible for banks to buy out of-state banks in any state and convert them into interstate branches.

The Riegle-Neal Act provides that interstate branching and merging of existing banks is permitted, provided that the banks are at least “adequately capitalized” and demonstrate good management.  The states are also authorized to enact a law to permit interstate banks to branch de novo.

On September 28, 1995, the California Interstate Banking and Branching Act of 1995 (“CIBBA”) was enacted and signed into law allowing early interstate branching in California.  CIBBA authorizes out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations.

Federal Deposit Insurance Corporation Improvement Act of 1991.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was signed into law on December 19, 1991. FDICIA recapitalized the FDIC’s Bank Insurance Fund, granted broad authorization to the FDIC to increase deposit insurance premium assessments and to borrow from other sources, and continued the expansion of regulatory enforcement powers, along with many other significant changes.

FDICIA establishes five categories of capitalization: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  If a bank falls in the “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” categories, it will be subject to significant enforcement actions by its primary federal regulator).  See “Enforcement Powers-Corrective Measures for Capital Deficiencies,” below.

FDICIA also grants the regulatory agencies authority to prescribe standards relating to internal controls, credit underwriting, asset growth and compensation, among others, and requires the regulatory agencies to promulgate regulations prohibiting excessive compensation or fees.  Many regulations have been adopted by the regulatory agencies to begin to implement these provisions and subsequent legislation (the Riegle-Neal Act, discussed above) gives the regulatory agencies the option of prescribing the safety and soundness standards as guidelines rather than regulations.

As previously noted, FDICIA places restrictions on certain bank activities authorized under state law.  FDICIA generally restricts activities through subsidiaries to those permissible for national banks, thereby effectively eliminating real estate investment. Insurance activities are also limited, except to the extent permissible for national banks.

USA Patriot Act.  The United and Strengthening America By Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was signed into law on October 26, 2001.  The USA Patriot Act requires financial institutions, such as the Bank, to implement and follow procedures designed to help prevent, detect and prosecute international money laundering and the financing of terrorism.  Title III of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”).  In general, the IMLAFATA amends current law, primarily the Bank Secrecy Act (see “—Bank Secrecy Act,” below), to authorize the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies and other financial institutions including enhanced record-keeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.  Among its other provisions, the IMLAFATA requires financial institutions to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country.  In addition, the IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  The IMLAFATA expands the circumstances under which deposited funds may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.  The IMLAFATA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these Acts.  Among other programs implemented to comply with the USA Patriot Act, the Bank implemented a customer identification program.

Bank Secrecy Act.  The Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970 (the “Bank Secrecy Act”) is a disclosure law that forms the basis of the United States federal government’s framework to prevent and detect money laundering and to deter other criminal enterprises.  Following the September 11, 2001 terrorist attacks, an additional purpose was added to the Bank Secrecy Act:  “To assist in the conduct of intelligence or counter-intelligence activities, including analysis, to protect against international terrorism.”  Under the Bank Secrecy Act, financial institutions such as the Bank are required to maintain certain records and file certain reports regarding domestic currency transactions and cross-border transportations of currency.  This, in turn, allows law enforcement officials to create a paper trail for tracing illicit funds that resulted from drug trafficking or other criminal activities.  Among other requirements, the Bank Secrecy Act requires financial institutions to report imports and exports of currency in excess of $10,000 and, in general, all cash transactions in excess of $10,000.  The Bank has established a Bank Secrecy Act compliance policy under which, among other precautions, the Bank keeps currency transaction reports to document cash transactions in excess of $10,000 or in multiples totaling more than $10,000 during one business day, monitors certain potentially suspicious transactions such as the exchange of a large number of small denomination bills for large denomination bills, and scrutinizes electronic funds transfers for Bank Secrecy Act compliance.

Administrative Actions

Following the September 11, 2001 terrorist attacks on the United States, President George W. Bush signed an executive order on September 24, 2001 that has a number of consequences for the operations of commercial banks.  First, it ordered the freezing of assets of persons on a list included in the order and requires each financial institution to monitor its deposits to determine whether they should be frozen.  Second, it makes it illegal to do business with any of the persons or entities named on the list.  This means that the Bank is obligated to carefully screen its customers on an ongoing basis to assure that the Bank is permitted to do business with them.  These types of administrative orders and similar regulations of bank regulators may increase the cost of operating the Bank and it is possible that further such orders will be made although the Bank is not aware of any at this time.

Restrictions on Transactions With Insiders

Sections 23A and 23B of the Federal Reserve Act regulate transactions between insured institutions and their “affiliates” and transactions by the Bank that benefit affiliates.  For these purposes, an “affiliate” is a company under common control with the institution.  In general, Section 23A imposes limits on the dollar amount of such transactions, and also requires certain levels of collateral for loans to affiliates.  Section 23B generally requires that certain transactions between a bank and its respective affiliates be on terms substantially the same, or at least as favorable to such bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.  At this time the Bank does not have any “affiliates.”

The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O promulgated thereunder apply to all federally insured institutions and their subsidiaries and holding companies.  These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made.  There is also an aggregate limitation on all loans to insiders and their related interests.  These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate.  Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Deposit Insurance Assessments

The deposits of the bank are insured up to regulatory limits by the FDIC and the bank is required under the FDIC’s deposit insurance assessments to maintain the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”). The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Each financial institution is assigned to one of three capital groups: well capitalized, adequately capitalized or undercapitalized; and further assigned to one of three subgroups within a capital group. A bank’s assignment is based on supervisory evaluations by the institution’s primary federal regulator and, if applicable, other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The assessment rate applicable to the bank in the future will depend in part upon the risk assessment classification assigned to each bank by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. Institutions are prohibited from disclosing the risk classification to which they have been assigned. The Deposit Insurance Funds Act of 1996 provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF. For 2006, the annual insurance premiums on bank deposits insured by the BIF and SAIF varied between $0.01 to $0.27 per $100 of deposits. The Bank’s premium amount for the year ended December 31, 2006, was $28,370.

The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the BIF and the SAIF, increasing coverage to $250,000 for IRA accounts and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996 and the amount of the credit can be used to reduce assessments in any year subject to certain limitations.

Risk-Based Capital Guidelines

The federal banking agencies have issued risk-based capital guidelines that include a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad credit risk categories. A bank’s risk-based capital ratio is calculated by dividing its qualifying total capital (the numerator of the ratio) by its risk-weighted assets (the denominator of the ratio).

A bank’s qualifying total capital will consist of two types of capital components: “core capital elements” (comprising Tier 1 capital) and “supplementary capital elements” (comprising Tier 2 capital).  The Tier 1 component of a bank’s qualifying capital must represent at least 50% of qualifying total capital and may consist of the following items that are defined as core capital elements: (i) common stockholders’ equity; (ii) qualifying noncumulative perpetual preferred stock (including related surplus); and (iii) minority interest in the equity accounts of consolidated subsidiaries.  The Tier 2 component of a bank’s qualifying total capital may consist of the following items: (i) allowance for loan and lease losses (subject to limitations); (ii) perpetual preferred stock and related surplus (subject to conditions); (iii) hybrid capital instruments (as defined) and mandatory convertible debt securities; and (iv) term subordinated debt and intermediate-term preferred stock, including related surplus (subject to limitations).

Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk categories, according to the obligor, or, if relevant, the guarantor or the nature of collateral.  The aggregate dollar value of the amount in each category is then multiplied by the risk weight associated with that category.  The resulting weighted values from each of the risk categories are added together, and this sum is the bank’s total risk weighted assets that comprise the denominator of the risk-based capital ratio.

A two-step process determines risk weights for all off-balance sheet items.  First, the “credit equivalent amount” of off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor.  Second, the credit equivalent amount is treated like any balance sheet asset and generally is assigned to the appropriate risk category according to the obligor, or, if relevant, the guarantor or the nature of the collateral.

All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%, of which at least 4% should be in the form of Tier 1 capital.  The Bank’s total capital and Tier 1 capital to risk weighted assets as of December 31, 2006, exceeded these requirements.

The regulatory agencies have adopted leverage requirements that apply in addition to the risk-based capital requirements.  Under these requirements, banks are required to maintain core capital of at least 3% of their quarterly average assets (the “Leverage Ratio”).  However, an institution may be required to maintain core capital of at least 4% or 5% or possibly higher, depending upon its activities, risks, rate of growth, and other factors deemed material by regulatory authorities.  At December 31, 2006, the Bank’s leverage was in excess of this requirement.

Enforcement Powers

Federal regulatory agencies have broad and strong enforcement authority reaching a wide range of persons and entities. Some of these provisions include those which: (i) establish a broad category of persons subject to enforcement under the Federal Deposit Insurance Act; (ii) establish broad authority for the issuance of cease and desist orders and provide for the issuance of temporary cease and desist orders;  (iii) provide for the suspension and removal of wrongdoers on an industry-wide basis; (iv) prohibit the participation of persons suspended or removed or convicted of a crime involving dishonesty or breach of trust from serving in another insured institution; (v) require regulatory approval of new directors and senior executive officers in certain cases; (vi) provide protection from retaliation against “whistleblowers” and establish rewards for “whistleblowers” in certain enforcement actions resulting in the recovery of money; (vii) require the regulators to publicize all final enforcement orders;  (viii) require each insured financial institution to provide its independent auditor with its most recent Report of Condition (“Call Report”); (ix) permit the imposition of significant penalties for failure to file accurate and timely Call Reports; and (x) provide for the assessment of significant civil money penalties and the imposition of civil and criminal forfeiture and other civil and criminal fines and penalties.

Crime Control Act of 1990.  The Crime Control Act of 1990 further strengthened the authority of federal regulators to enforce capital requirements, increased civil and criminal penalties for financial fraud, and enacted provisions allowing the FDIC to regulate or prohibit certain forms of golden parachute benefits and indemnification payments to officers and directors of financial institutions.

Corrective Measures for Capital Deficiencies.  The prompt corrective action regulations, which were promulgated to implement certain provisions of FDICIA, also effectively impose capital requirements on national banks, by subjecting banks with less capital to increasingly stringent supervisory actions.  For purposes of the prompt corrective action regulations, a bank is “undercapitalized” if it has a total risk-based capital ratio of less than 8%; a Tier 1 risk-based capital ratio of less than 4%; or a leverage ratio of less than 4% (or less than 3% if the bank has received a composite rating of 1 in its most recent examination report and is not experiencing significant growth).  A bank is “adequately capitalized” if it has a total risk-based capital ratio of 8% or higher; a Tier 1 risk-based capital ratio of 4% or higher; a leverage ratio of 4% or higher (3% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a “well capitalized” bank.  A bank is “well capitalized” if it has a total risk-based capital ratio of 10% or higher; a Tier 1 risk-based capital ratio of 6% or higher; a leverage ratio of 5% or higher; and is not subject to any written requirement to meet and maintain any higher capital level(s).  There is no assurance as to what capital ratios the Bank will be able to maintain.

Under the provisions of FDICIA and the prompt corrective action regulations, for example, an “undercapitalized” bank is subject to a limit on the interest it may pay on deposits.  Also, an undercapitalized bank cannot make any capital distribution, including paying a dividend (with some exceptions), or pay any management fee (other than compensation to an individual in his or her capacity as an officer or employee of the bank).  Such a bank also must submit a capital restoration plan to its primary federal regulator for approval, restrict total asset growth and obtain regulatory approval prior to making any acquisition, opening any new branch office or engaging in any new line of business.  Additional broad regulatory authority is granted with respect to “significantly undercapitalized” banks, including forced mergers, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management.  Additional mandatory and discretionary regulatory actions apply to “significantly undercapitalized” and “critically undercapitalized” banks, the latter being a bank with capital at or less than 2%.  The primary federal regulator may appoint a receiver or conservator for a “critically undercapitalized” bank after 90 days, even if the bank is still solvent.  Failure of a bank to maintain the required capital could result in such bank being declared insolvent and closed.

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities.  The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

The federal banking agencies have adopted regulations to measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

Allowance For Loan and Lease Losses

On December 13, 2006, the FRB and the other federal financial institution regulatory agencies issued an interagency policy statement on the allowance for loan and lease losses (the “Policy Statement”). The Policy Statement replaces a 1993 policy statement, which described the responsibilities of the boards of directors and management of banks and savings associations and of examiners regarding allowance for loan and lease losses. In addition to the Policy Statement, the accounting profession groups periodically provide guidance to the banking industry on allowance for loan and lease losses (“ALLL”) methodology.

 The Policy Statement outlines the responsibility of the institution’s management and board of directors regarding their roles in maintaining ALLL at an appropriate level and for documenting its analysis. Management should evaluate the ALLL reported on the balance sheet as of the end of each quarter, or more frequently if warranted, and charge or credit the provision for loan and lease losses (“PLLL”) to bring the ALLL to an appropriate level as of each evaluation date. The determinations of the amounts of the ALLL and PLLL should be based on management’s current judgments about the credit quality of the loan portfolio, and should consider all known relevant internal and external factors that affect loan collectibility as of the evaluation date.

In carrying out its responsibility for maintaining an appropriate ALLL, management is expected to adopt and adhere to written policies and procedures that, at a minimum, ensure that: (1) the institution’s process for determining an appropriate level for ALLL is based on a comprehensive, well-documented, and consistently applied analysis of its loan portfolio; (2) the institution has an effective loan review system and controls (including an effective loan classification or credit grading system) that identify, monitor, and address asset quality problems in an accurate and timely manner; (3) the institution has adequate data capture and reporting systems to supply the information necessary to support and document its estimate of an appropriate ALLL; (4) the institution evaluates any loss estimation models before they are employed and modifies the models’ assumptions, as needed, to ensue that the resulting loss estimates are consistent with GAAP; (5) the institution promptly charges off loans, or portions of loans, that available information confirms to be uncollectible, and; (6) the institution periodically validates the ALLL methodology.

The Policy Statement also provides guidance to examiners in evaluating the credit quality of an institution’s loan portfolio, the appropriateness of its ALLL methodology and documentation, and the appropriateness of the reported ALLL in the institution’s regulatory reports. In their review and classification or grading of the loan portfolio, examiners should consider all significant factors that affect the collectibility of the portfolio, including the value of any collateral.

Other Aspects of Federal and State Law

The Bank is also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, technology and information security and risk assessment, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability, truth-in-savings, home mortgage disclosure, and equal credit opportunity.  There are also a variety of federal statutes that restrict the acquisition of control of the Bank.

Proposed Legislation

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Bank.  It cannot be predicted whether any legislation currently being considered will be adopted or how such legislation or any other legislation that might be enacted in the future would affect the business of the Bank.

ITEM 1A.               RISK FACTORS

We have set forth below risk factors, as of the date this report is being filed, that we believe are applicable to us.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may impair our business.  If any of the events described below occur, our business, results of operations and financial condition could be materially adversely affected.

Fluctuations in interest rates could reduce our income, cash flows and asset values.

Our income and cash flows and the value of our assets depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors, which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System.  If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

Economic conditions either nationally or locally in areas in which our operations are concentrated may adversely affect our business.

Deterioration in local, regional, national or global economic conditions could cause us to experience a reduction in deposits and new loans, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our performance and financial condition. Unlike larger banks that are more geographically diversified, we provide banking and financial services locally, specifically, within San Diego County. Therefore, we are particularly vulnerable to adverse local economic conditions.

Our small business customers may lack the resources to weather a downturn in the economy.

One of the primary focal points of our business is serving the banking and financial services needs of small and medium-sized businesses and professionals within our service area.  Such customers generally have fewer financial resources in terms of capital or borrowing capacity than do larger businesses.  If economic conditions are generally unfavorable in San Diego County, our customers may not be able to fully repay their loans and we could suffer loan losses as a result.

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance.

Despite our underwriting criteria, we may experience loan delinquencies and losses. In order to absorb losses associated with nonperforming loans, we maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. At any time there are likely to be loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans that are identified. We may be required to increase our allowance for loan losses for any of several reasons. Regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance. In addition, actual charge-offs in future periods, if not adequately reserved for, will require additional increases in our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and may materially affect our results of operations in the period in which the allowance is increased.

Competition with other banks and other financial institutions may decrease our growth or profits.

We face substantial competition in all phases of our operations from a variety of different competitors, including other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions.  There is very strong competition among financial services providers in our service area. Our competitors have substantially greater resources and lending limits, larger branch systems and a wider array of banking services than we offer.  Accordingly, they may be able to offer a broader range of products and services as well as better pricing for those products and services than we can.  This competition may reduce or limit our profit margins on banking services, may keep us from building or maintaining market share and may adversely affect our results of operations and financial condition.

In addition, some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on federally insured financial institutions. As a result, those nonbank competitors may be able to access funding and provide various services more easily or at less cost than we can, adversely affecting our ability to compete effectively.

We operate in a highly regulated industry, which adds significant costs to our operations.

Banking is a heavily regulated industry and the costs of regulatory compliance are rising.  Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Changes in the laws, regulations, and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition.  We will be implementing Section 404 of the Sarbanes-Oxley Act of 2002 in 2007 and the costs to implement may be material and may affect our profitability.

We rely on our management and other key personnel, and the loss of any of them may adversely affect our operations.

We are and will continue to be dependent upon the services of our executive management team. In addition, we will continue to depend on our ability to retain and recruit key loan officers. The unexpected loss of services of any key management personnel or loan officers could have an adverse effect on our business and financial condition because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

In the event that the employment of our executive officers is terminated in the future without cause, under the terms of their respective employment agreements, each of our executive officers would be entitled to receive continued salary at the rate then in effect for varying periods of time following termination.  Such obligations to make severance payments could be triggered in the event we are acquired and the executive officer is terminated in connection with such acquisition.

Failure to implement new technologies in our operations may adversely affect our growth or profits.

Advances in technology increasingly affect the market for financial services, including banking services and consumer finance services. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able properly or timely to anticipate or implement such technologies or properly train our staff to use such technologies. Further, the added cost of technology for a small bank such as us adversely affects our profitability.  Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation, commonly referred to as the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is subject to the same market forces that affect the price of common stock in any company.

We plan to continue to grow and there are risks associated with growth.

We intend to continue to expand our business and operations to increase deposits and loans. Continued growth may present operating and other problems that could adversely affect our business, financial condition and results of operations. Our growth may place a strain on our administrative, operational, personnel and financial resources and increase demands on our systems and controls. Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect our financial performance.

Our legal lending limits are relatively low and restrict our ability to compete for larger customers.

At December 31, 2006, our lending limit per borrower was approximately $8.6 million, which is primarily based on our capital level. Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms, which are favorable to us and to our customers.

We may be unable to consummate our proposed merger with Landmark National Bank.

Our proposed merger with Landmark, described in more detail above, is anticipated to close in the second or third quarter of 2007 but must be approved by both our and Landmark’s shareholders before it can be finalized. Consummation of this merger is also subject to the receipt of required regulatory approvals and the satisfaction of other customary closing conditions. If the merger is not completed for any reason, our stock price may decline because certain costs related to the merger, such as legal, accounting and a portion of financial advisory fees, must be paid even if the merger is not completed. In addition, if the merger is not completed, our stock price may decline to the extent that the current market price reflects the assumption by investors that the merger will be completed.

We may not be able to achieve the benefits and efficiencies expected as a result of our anticipated acquisition of Landmark National Bank.

We have entered into a merger agreement with Landmark based on the belief, after thorough analysis, that the anticipated impact on the merged operations, growth of its customer base, and improved efficiencies resulting from economies of scale, will positively effect the our results of operations and related earnings per share.  Actual results may differ materially from those anticipated due to various risks and uncertainties. These risks and uncertainties include, but are not limited to the possible loss of key employees; the planned merger and relative cost savings cannot be realized or realized within the expected time frame; revenues are lower than expected; the integration of Landmark’s business costs more, takes longer or is less successful than expected; our ability to obtain the cash required to consummate the transaction, or to achieve expected synergies and operating efficiencies within expected time-frames or at all, or to successfully integrate Landmark’s operations; or regulatory approvals for the proposed merger cannot be obtained on the terms expected or on the anticipated schedule.  These could negatively affect our ability to maintain relationships with customers and employees, or achieve the anticipated benefits of the merger within the time period expected, if at all. As with any merger of financial institutions, there may also be disruptions that cause customers, both deposit and loan, to take their business to competitors. Although we believe that we have strong management, polices and procedures, and experience to integrate Landmark’s operations, no guarantees exist that Landmark’s integration within our operations will be successful.

Uncertainty regarding the merger may result in the loss of the employees and customers of either Landmark or us prior to the completion of the merger.

Employees of Landmark and us may experience uncertainty about their future role with the combined bank. This may adversely affect the ability of the combined bank to retain and attract key management and other personnel. Similarly, uncertainty regarding the merger may cause customers of Landmark or of ours to withdraw their business prior to the completion of the merger.  Any loss of Landmark’s or our customers could have a material adverse effect on our business, regardless of whether or not the merger is ultimately completed. There can be no assurance that customers of either of Landmark or us will continue their business without regard to the proposed merger.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

The Company is not aware of any unresolved comments from the staff of the SEC.

ITEM 2.                  PROPERTIES

The Company’s corporate headquarters is located at 4275 Executive Square, La Jolla, California. In addition, the Company currently operates five branch offices in San Diego County.  In April 2006, the Company opened its fifth branch office in El Cajon, California.  Each office is leased pursuant to an operating lease, the principal terms of which are outlined in the table below.  For additional information regarding the Company’s premises and equipment see Note D to the Financial Statements included in “Item 8, Financial Statements,” below.

Date Opened	Address	Approx. Usable Sq. Footage	Current Monthly Obligation	Lease Expiration
12/2004	Corporate Headquarters	4,307	$16,079	1/2008
	4275 Executive Square, Ste. 650, La Jolla, CA

11/2000	Golden Triangle Branch Office	3,920	$13,557	12/2007
	7728 Regents Road, Ste. 503, San Diego, CA

11/2000	Tri-Cities Branch Office	2,838	$10,421	12/2009
	3500 College Blvd., Oceanside, CA

Date Opened	Address	Approx. Usable Sq. Footage	Current Monthly Obligation	Lease Expiration
8/2003	Mission Valley Branch Office	3,904	$11,008	8/2013
	8889 Rio San Diego Dr., San Diego, CA

2/2005	Inland North County Branch Office	4,664	$15,310	2/2012
	13500 Evening Creek Dr. North, Ste. 100, San Diego, CA

11/2005	East County Branch Office	1,950	$3,500	12/2006
	169 E. Main St., El Cajon, CA

Management believes that the Company’s present facilities are in good physical condition and are adequately covered by insurance. Certain of the leases noted above contain options to extend the term of the lease.  The Company is confident that, if necessary, it would be able to secure suitable alternative space on similar terms without having a substantial effect on operations.

The following is information regarding new leased facilities, which facilities will replace the leases shown above for the Corporate Headquarters, the Golden Triangle Branch Office, and the East County Branch Office, and in which the Company anticipates commencing occupancy in 2007:

Anticipated Lease Commencement	Address	Approx. Usable Sq. Footage	Approx. Future Monthly Obligation	Lease Expiration
8/2007	East County Branch Office	4,000	$9,200	7/2017
	343 E. Main St., El Cajon, CA

9/2007	Corporate Headquarters and Branch Office	15,778	$57,110	8/2017
	9333 Genesee Ave., San Diego, CA

ITEM 3.                  LEGAL PROCEEDINGS

The Company and it subsidiaries are involved only in routine litigation incidental to the business of banking, none of which the Company’s management expects to have a material adverse effect on the Company.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 29, 2006, the Bank mailed a Written Consent Solicitation Statement to its shareholders.  The purpose of the Written Consent Solicitation Statement was:

1.                                       To consider and vote on a proposal to approve a Plan of Reorganization and Merger Agreement, pursuant to which 1st Pacific Bank of California will become a wholly-owned subsidiary of 1st Pacific Bancorp, and the shareholders of 1st Pacific Bank of California will become shareholders of 1st Pacific Bancorp, receiving, in exchange for each share of 1st Pacific Bank of California’s common stock owned, one share of common stock of 1st Pacific Bancorp, without any recognition of gain or loss for tax purposes.

Written Consents were received from approximately 55% of all shareholders. Of the Written Consents received, approximately 98% voted in favor of the proposal, which represented approximately 54% of all outstanding shares. The details of voting results were as follows:

Allowed	3,869,660
Responded	2,124,292
Yes Votes	2,084,292
No Votes	40,000

PART II

ITEM 5.                                                   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As a result of the bank holding company reorganization, effective January 30, 2007, the Company’s common stock began trading under the symbol “FPBN” and is quoted on the OTC Bulletin Board. Prior to the reorganization, trading in the Bank’s common stock under the symbol “FPBS” was not extensive and such trades cannot be characterized as constituting an active trading market.  The common stock is not listed on any exchange or quoted by the NASDAQ® Stock Market (“NASDAQ”), although it is quoted on the OTC Bulletin Board® (“OTCBB”). Trades may also occur in unreported private transactions. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  Unlike the NASDAQ, however, the OTCBB does not impose listing standards and does not provide automated trade executions.

The following table sets forth the range of high and low bid information and the trading volume of the common stock for the years indicated.  Bid information is based on reports received from the OTCBB based on all transactions reported on the OTCBB.  Such information reflects inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

	Bid Information		Share Volume
	High	Low
2005
First Quarter	$11.63	$10.25	107,430
Second Quarter	$12.88	$10.25	91,526
Third Quarter	$17.50	$11.00	61,068
Fourth Quarter	$14.00	$12.40	68,135

2006
First Quarter	$13.75	$12.50	87,994
Second Quarter	$14.69	$13.25	149,555
Third Quarter	$15.00	$13.50	149,035
Fourth Quarter	$16.75	$14.25	49,687

Stockholders

There were approximately 367 holders of record for the common stock of the Company as of March 12, 2007.

Dividends

To date, the Company has not paid any cash dividends.  Payment of stock or cash dividends in the future will depend upon the Company’s earnings and financial condition and other factors deemed relevant by the Board of Directors, as well as the Company’s legal ability to pay dividends.  It is the Company’s current intention to follow its strategic plan of retaining earnings to increase capital and provide additional basis for growth.  Accordingly, no assurance can be given that any cash dividends will be declared in the foreseeable future.

Further, under California law, the Company would be prohibited from paying dividends unless: (1) its retained earnings immediately prior to the dividend payment equals or exceeds the amount of the dividend; or (2) immediately after giving effect to the dividend the sum of the Company’s assets would be at least equal to 125% of its liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, the current assets of the Company would be at least equal to 125% of its current liabilities.  The primary source of funds with which dividends could be paid to shareholders would come from cash dividends received by the Company from the Bank.

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in California state banking law, and administered by the DFI. Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time).  If the above test is not met, cash dividends may only be paid with the prior approval of the DFI, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the DFI. Notwithstanding the foregoing, if the DFI finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the DFI may order the state bank not to pay any dividend.  The FRB may also limit dividends paid by the Bank.

Equity Compensation Plan Information

See “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plan,” below.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a description of the Company’s limited activities in 2006.  The following selected financial data of the Bank has been derived from and should be read in conjunction with the Bank’s audited Financial Statements and notes included in “Item 8, Financial Statements and Supplementary Data.”

1st Pacific Bank of California

Selected Financial Data

	As of or For the Periods Ending December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Summary of Operations
Interest Income	$23,460	$16,695	$10,363	$7,088	$4,464
Interest Expense	8,217	4,125	1,923	1,362	1,292
Net Interest Income	15,243	12,570	8,440	5,726	3,172
Provision for Loan Losses	444	553	850	630	500
Noninterest Income	538	491	466	361	146
Noninterest Expense	9,928	8,532	5,993	4,528	3,225
Income before Income Taxes	5,409	3,976	2,063	929	(407)
Income Taxes (Benefit)	2,207	1,626	837	(778)	(320)
Net Income (Loss)	$3,202	$2,350	$1,226	$1,707	$(87)

Per Share Data
Net Income — Basic	$.83	$.61	$.34	$.55	$(.04)
Net Income — Diluted	.76	.56	.32	.50	(.04)
Book Value	6.67	5.77	5.16	4.56	3.99
Ending Number of Shares Outstanding	3,889,692	3,849,540	3,819,920	3,147,188	3,091,916
Weighted Average Number of Shares Outstanding	3,865,330	3,840,596	3,560,036	3,107,197	2,424,742

Balance Sheet Data — At Period End
Total Assets	$318,446	$265,582	$209,709	$144,299	$102,608
Total Loans	275,266	230,382	188,552	121,127	82,265
Allowance for Loan Losses	3,251	2,809	2,265	1,454	823
Investment Securities	8,998	3,146	5,940	5,591	4,695
Other Real Estate Owned	—	—	—	—	—
Total Deposits	261,838	237,208	180,291	129,409	90,069
Total Shareholders’ Equity	25,962	22,230	19,697	14,362	12,327

Operating Ratios and Other Selected Data
Return on Average Assets	1.14%	1.01%	.71%	1.43%	(0.12%)
Return on Average Equity	13.36%	11.28%	7.00%	12.86%	(1.01%)
Operating Efficiency Ratio	62.91%	65.32%	67.29%	74.39%	97.20%
Net Interest Margin	5.61%	5.56%	5.06%	4.97%	4.59%
Dividend Payout Ratio	0.00%	0.00%	0.00%	0.00%	0.00%
Equity to Assets	8.15%	8.37%	9.39%	10.00%	12.00%

Selected Asset Quality Ratios — At Period End
Nonperforming Loans to Total Loans	0.00%	0.46%	0.00%	0.00%	0.00%
Nonperforming Assets to Total Assets	0.00%	0.40%	0.00%	0.00%	0.00%
ALLL as a Percentage of Total Loans	1.18%	1.22%	1.20%	1.20%	1.00%

ITEM 7.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

As of December 31, 2006, the Company had only limited operating activity and no significant assets or liabilities. The Company was formed for purposes of becoming the bank holding company parent of 1st Pacific Bank of California and its activities up until the completion of the reorganization on January 16, 2007 were limited to preparing for this reorganization.

Following is summary unaudited balance sheet information for the Company as of December 31, 2006:

1st Pacific Bancorp
Assets
Deferred Tax Asset	$18,247
Other Assets	658
Total Assets	$18,905

Liabilities and Equity
Accounts Payable	$35,013
Outstanding Commitment Line	10,000
Total Liabilities	45,013

Total Equity	(26,108)

Total Liabilities and Equity	$18,905

Following is summary statement of expenses for the Company from inception, August 4, 2006, through December 31, 2006:

1st Pacific Bancorp
Expenses
Legal	$23,629
Transfer Agent & Shareholder Services	2,315
Printing & Edgar Filings	9,000
Application Fees and Other Costs	9,561
Total Organizational Expenses	44,505

Deferred Tax Benefit	(18,247)

Net Loss	$26,258

Given the limited activity of the Company in 2006, the remainder of this Item 7 discusses the financial condition and results of operations of the Bank, which became the Company’s wholly-owned subsidiary on January 16, 2007 as a result of the reorganization. This analysis is intended to assist in understanding the significant factors that influence the Bank’s financial condition. This information also provides an assessment of the operating trends over the past few years and certain expectations for 2007.

FINANCIAL OVERVIEW

During 2006, the Bank significantly grew its customer base and increased its construction, real estate and commercial business lending, resulting in significant growth in its total assets (20%), loans (19%) and deposits (10%) with total assets ending the year at $318.4 million.  As a result of the Bank’s growth, income before taxes significantly increased by over $1.4 million in 2006 compared to 2005.  During 2006, the Bank benefited from continued increases in overall interest rates during the first half of the year due to its asset sensitive interest rate risk profile.  In the latter half of the year, asset yields stabilized and competition for deposits continued to drive up interest rates on deposits, including competition from a number of newly chartered banks that have opened in the local market over the last few years. The Bank intends to continue to grow and increase its profitability in 2007 by continuing to focus on the financial services needs within its target market — small and medium-sized businesses and professionals in the greater San Diego County area.  The Bank expects its internal growth will be enhanced by the completion of its acquisition of Landmark National Bank, which will add two branch offices to the Bank’s branch network.  Asset growth will continue to be focused on real estate secured and commercial business lending.  There are a number of factors that could prevent the Bank from achieving its plans.  See “Risk Factors”.  However, if the current economic environment and growth in the Bank’s primary market areas continue, management is optimistic that the Bank’s performance will continue to improve in 2007.

In 2006, the Bank’s growth resulted from an increase in deposits from its local markets of $24.6 million to $261.8 million, as well as short-term borrowings from the Federal Home Loan Bank of San Francisco.  This increased funding was utilized for lending activities of the Bank.  Total loans outstanding for 2006 increased $44.9 million to $275.3 million.  Net interest income increased $2.7 million compared to the prior year, primarily as a result of the increased volume of loans and deposits; but also as a result of net interest margin increasing from 5.56% in 2005 to 5.61% in 2006.  The Bank’s growth and the resulting increase in net interest income coupled with increases in noninterest income from the Bank’s operations, more than offset the increase in operating expenses which was also primarily related to the Bank’s growth. For the year ended December 31, 2006, net income increased $852,000 to $3.2 million.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

During 2006, total assets increased $52.8 million from $265.6 million at December 31, 2005 to $318.4 million at December 31, 2006.  The significant increases in loans and deposits noted above were the result of the Bank’s continued marketing efforts and an indication of the strength in the local economy and the demand in the marketplace for the Bank’s relationship-oriented approach to its services.

The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates.  Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded.

Average Balances with Rates Earned and Paid

	For the Periods Ended December 31,
	2006			2005			2004
	(dollars in thousands)
	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid
Assets
Interest-Earning Assets:
Investment Securities	$6,448	$285	4.42%	$4,999	$164	3.29%	$7,696	$274	3.56%
Federal Funds Sold	13,208	650	4.92%	13,665	437	3.19%	6,588	99	1.50%
Federal Reserve, FHLB and Bankers’ Bank Stock	1,794	90	5.00%	1,431	72	5.02%	985	47	4.81%
Loans (1)	250,369	22,435	8.96%	205,818	16,022	7.78%	151,688	9,943	6.55%
Total Interest-Earning Assets	271,819	23,460	8.63%	225,913	16,695	7.39%	166,957	10,363	6.21%
Noninterest-Earning Assets, net	8,442			7,774			5,529
Total Assets	$280,261			$233,687			$172,486

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing Checking	$14,200	$174	1.22%	$11,346	$99	0.88%	$11,894	$67	0.57%
Savings & Money Market	67,989	2,541	3.74%	72,725	1,728	2.38%	54,328	790	1.45%
Time Deposits under $100k	26,109	1,092	4.18%	21,672	633	2.92%	20,613	463	2.25%
Time Deposits, $100k or More	82,840	3,756	4.53%	43,170	1,375	3.19%	24,724	557	2.25%
Other Borrowings	10,818	654	6.04%	6,279	290	4.62%	3,505	46	1.31%
Total Interest-Bearing Liabilities	201,956	8,217	4.07%	155,192	4,125	2.66%	115,064	1,923	1.67%
Demand Deposits	52,550			56,437			39,501
Other Liabilities	1,573			1,040			474
Shareholders’ Equity	24,182			21,018			17,447
Total Liabilities and Shareholders’ Equity	$280,261			$233,687			$172,486
Net Interest Income		$15,243			$12,570			$8,440

Net Interest Margin (Net Interest Income to Interest-Earning Assets)			5.61%			5.56%			5.06%

(1)             Interest Income includes amortized loan fees and costs of approximately $706,000, $704,000 and $441,000 in 2006, 2005 and 2004, respectively.

The principal component of the Bank’s revenues is net interest income.  Net interest income is the difference between the interest earned on the Bank’s loans and investments and the interest paid on deposits and other interest-bearing liabilities.  For 2006, net interest income was $15.2 million compared to $12.6 million for the year ending December 31, 2005, a 21% increase.  This increase in net interest income for the year ending December 31, 2006 primarily relates to the increase in average earning assets, which increased from $226 million in 2005 to $272 million in 2006, a 20% increase.  For 2005, net interest income was $12.6 million compared to $8.4 million for the year ending December 31, 2004, a 49% increase.  This significant increase was primarily related to a 35% increase in average earning assets, which increased from $167 million in 2004 to $226 million in 2005.

In addition to the increase in average earning assets, during 2006, the Bank’s net interest margin increased from 5.56% to 5.61%. Despite this slight increase in net interest margin year-over-year, the Bank’s net interest margin fell to 5.20% in the fourth quarter of 2006 due to rising deposit costs and strong local competition for deposits; asset yields began to stabilize in the latter half of 2006 as the Federal Reserve halted its tightening monetary policy in June 2006, yet deposit costs continued to reprice upwards with a lagging effect.  During 2005, net interest margin increased from 5.06% to 5.56% as a result of the increasing interest rate environment and the Bank’s asset sensitive balance sheet, which resulted in asset yields increasing at a faster rate than the cost of liabilities.  During 2004, net interest margin increased from 4.97% to 5.06% as a result of improved asset mix (a higher concentration in loan assets) and an improved deposit mix, including an increase in the level of non-interest bearing deposits.

The following tables shows the changes in interest income and expense as a result of changes in volume and rates for each of the last two fiscal years.  Changes due to both rate and volume are allocated to volume.

Analysis of Volume and Interest Rate Changes

	(dollars in thousands)
	Year Ended December 31, 2006 Versus the Year Ended December 31, 2005
	Amount of Change Attributed to
	Volume	Rate	Total Change
Investment securities	$64	$57	$121
Federal funds sold	(23)	236	213
Other earning assets	18	0	18
Loans	3,993	2,420	6,413
Changes in interest income	4,052	2,713	6,765

NOW, savings and money market	(142)	1,030	888
Time deposits under $100,000	186	273	459
Time deposits of $100,000 or more	1,799	582	2,381
Other borrowings	274	90	364
Changes in interest expense	2,117	1,975	4,092
Total change in net interest income	$1,935	$738	$2,673

	Year Ended December 31, 2005 Versus the Year Ended December 31, 2004
	Amount of Change Attributed to
	Volume	Rate	Total Change
Investment securities	$(103)	$(7)	$(110)
Federal funds sold	222	116	338
Other earning assets	23	2	25
Loans	4,814	1,265	6,079
Changes in interest income	4,956	1,376	6,332

NOW, savings and money market	617	353	970
Time deposits under $100,000	97	73	170
Time deposits of $100,000 or more	617	201	818
Other borrowings	140	104	244
Changes in interest expense	1,471	731	2,202
Total change in net interest income	$3,485	$645	$4,130

The Bank expects its risk exposure to changes in interest rates during 2007 to remain manageable and within acceptable policy ranges. Management will continue to strive for an optimal balance between risk and earnings.

Liquidity and Interest Rate Risk Management

The objective of the Bank’s asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank’s capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to shareholders.  The Bank’s balance sheet liquidity, which is a measure of its ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds being gathered and the assets being funded.  The

Bank’s liquidity results primarily from funds provided by short-term liabilities such as demand deposits, certificates of deposit, and short-term borrowings and is augmented by payments of principal and interest on loans.  Access to short-term investments, primarily Federal funds sold, is the primary means for providing immediate liquidity; however, the Bank maintains credit facilities with correspondent banks and has access to borrowing facilities through its Federal Home Loan Bank membership to aid in managing its short-term liquidity needs.

In order to manage the Bank’s liquidity, management monitors a number of liquidity ratios, including the level of liquid assets to funding sources (both on and off the balance sheet), the level of dependence on non-core funding sources, the level of loans to funding sources, the level of short-term investments to total assets, and the level of unfunded loan commitments.  As of December 31, 2006, management considers the Bank’s liquidity sufficient to meet the Bank’s liquidity needs.

The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income and to profit from favorable market opportunities.  Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets and timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk.

The table below sets forth the interest rate sensitivity of the Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2006, using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.  When the rate on a loan with a floating rate has reached a contractual floor or ceiling level, the loan is treated as a fixed rate loan for purposes of determining its rate-sensitivity until the rate is again free to float.

Interest Rate Sensitivity of Interest-Earning Assets and Liabilities

	Estimated Maturity or Repricing
	Up to Three Months	Over Three Months To Less Than One Year	Over One to Five Years	Over Five Years	Total
	(dollars in thousands)

Interest-Earning Assets:
Investment Securities	$—	$1,877	$6,989	$132	$8,998
Federal Funds Sold	20,985	—	—	—	20,985
Loans	169,071	28,388	30,167	47,640	275,266
Totals	$190,056	$30,265	$37,156	$47,772	$305,249

Interest-Bearing Liabilities:
Interest-Bearing Checking	$13,323	$—	$—	$—	$13,323
Savings & Money Market	87,783	—	—	—	87,783
Time Deposits	24,740	62,102	27,790	—	114,632
Other Borrowings	29,000	—	—	—	29,000
Totals	$154,846	$62,102	$27,790	$—	$244,738

Interest Rate Sensitivity Gap	$35,210	$(31,837)	$9,366	$47,772	$60,511
Cumulative Interest Rate Sensitivity Gap	$35,210	$3,373	$12,739	$60,511	$60,511
Cumulative Interest Rate Sensitivity Gap Ratio Based on Total Assets	11.06%	1.06%	4.00%	19.00%	19.00%

Gap analysis is a method of analyzing exposure to interest rate risk, by measuring the ability of the Bank to reprice its interest rate-sensitive assets and liabilities.  The actual impact of interest rate movements on the Bank’s net interest income may differ from that implied by any gap measurement, depending on the direction and magnitude of the interest rate movements and the repricing characteristics of various on and off-balance sheet instruments, as well as competitive pressures.  These factors are not fully reflected in the foregoing gap analysis and, as a result, the gap report may not provide a complete assessment of the Bank’s interest rate risk.  In addition to gap analysis, such as the table above, the Bank estimates the effect of changing interest rates on its net interest income using the repricing and maturity characteristics of its assets and liabilities and the estimated effects on yields and costs of those assets and liabilities.

Based on the gap analysis and the Bank’s assessment of its exposure to interest rate risk, the Bank is “asset sensitive.”  In general, “asset sensitive” means that, over time, the Bank’s assets will reprice faster than its liabilities.  In a rising interest rate environment, net interest income can be expected to increase and that, in a declining interest rate environment, net interest income can be expected to decrease.  In addition, a rising interest rate environment will affect the Bank’s ability to reprice loans that bear variable interest rates but are currently at their floor rates and will not fluctuate immediately.  At December 31, 2006, approximately $75 million of loans were priced at their floor interest rate.  As interest rates increase, the rates earned on these loans will begin to adjust above their floor rates and the Bank’s asset sensitivity will increase.  Conversely, in a declining interest rate environment, the Bank will benefit from floor rates built into existing variable rate loans as the indexed rates decline to the floor rates and stop adjusting downwards.  At December 31, 2006, loans totaling approximately $155 million had floor rates that were below the existing fully indexed rate; these floors reduce the Bank’s asset sensitivity in a declining rate environment.  The benefit derived, if any, by the Bank when loan rates drop to their floor rates may be mitigated by the increased likelihood that those loans may be refinanced by the borrowers with other financial institutions.

INVESTMENT PORTFOLIO

The primary objective of the Bank’s investment portfolio is to contribute to maximizing shareholder value by providing adequate liquidity sources to meet fluctuations in the Bank’s loan demand and deposit structure.  To meet this objective, the Bank invests in high-quality investment securities that generate reasonable rates of return to the Bank given its liquidity objectives.  Secondary objectives of the investment portfolio which may be considered include: meeting pledging requirements of public or other depositors; minimizing the Bank’s tax liability; accomplishing strategic goals; and assisting various local public entities with their financing needs (which may assist the Bank in meeting its CRA objectives).

The Board of Directors has established policies regarding the investment activities of the Bank, including establishment of risk limits and ensuring that management has the requisite skills to manage the risks associated with the Bank’s investment activities.  The Board of Directors reviews portfolio activity and risk levels and requires management to demonstrate compliance with approved risk limits.  Senior management is responsible for establishing and enforcing policies and procedures for conducting investment activities.  Management must have an understanding of the nature and level of various risks involved in the Bank’s investments and how such risks fit within the overall risk characteristics of the Bank’s balance sheet.

The Chief Financial Officer acts as the Bank’s Investment Officer and ensures that the day-to-day guidelines of the Bank’s investment policies are properly implemented and that all investments meet regulatory and accounting guidelines.  The Chief Executive Officer or the Chief Financial Officer must approve each investment transaction.  The Bank monitors its investment portfolio closely, and accordingly, its composition may change substantially over time.

At December 31, 2006, the Bank held $3,107,446 in FNMA Mortgage-Backed Securities, which is in excess of 10% of the Bank’s shareholder equity.

Amounts and Distribution of Investment Portfolio

	December 31,
	2006			2005			2004
	(dollars in thousands)
	Amortized Cost	Market Value	Wghtd Avg Yield	Amortized Cost	Market Value	Wghtd Avg Yield	Amortized Cost	Market Value	Wghtd Avg Yield
Available-for-Sale Securities:
Corporate Notes:
One Year or Less	$—	$—		$—	$—	—	$507	$511	4.69%
One Year to Five Years	3,958	3,985	5.86%	—	—	—	508	513	5.16%
Total Corporate Notes	3,958	3,985	5.86%	—	—	—	1,015	1,024	4.93%

Mortgage-Backed Securities (Unallocated)	5,023	5,013	6.84%	3,212	3,146	3.74%	4,959	4,916	3.57%
Total Investment Securities	$8,981	$8,998	4.98%	$3,212	$3,146	3.74%	$5,974	$5,940	3.93%

LOAN PORTFOLIO

Types of Loans

The Bank originates, purchases, or acquires participating interests in loans for its portfolio and for possible sale in the secondary market.  Total loans were $230.4 million at December 31, 2005 and increased to $275.3 million at December 31, 2006. The Bank’s loans include construction loans, single-family residential and commercial real estate loans, commercial business loans, SBA loans, and consumer loans.

Loan Portfolio Composition by Type of Loan

	December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Loans:
Construction & Land Development	$116,389	$94,912	$59,579	$27,468	$14,796
Real Estate — Residential & Commercial	81,131	65,123	57,058	42,006	32,639
SBA Loans — 7a & 504	19,883	21,965	24,640	23,137	16,132
Commercial Business	52,797	43,970	41,555	24,857	16,729
Consumer	5,066	4,412	5,720	3,659	1,969
Total Loans	275,266	230,382	188,552	121,127	82,265
Allowance for Loan Losses	(3,251)	(2,809)	(2,265)	(1,454)	(823)
Net Loans	$272,015	$227,573	$186,287	$119,673	$81,442

Commitments:
Standby Letters of Credit	$3,224	$1,649	$153	$1,616	$64
Undisbursed Loans and Commitments to Grant Loans	87,527	85,661	69,034	42,162	21,892
Total Commitments	$90,751	$87,310	$69,187	$43,778	$21,956

During 2006, San Diego County experienced a continued increase in the development and construction of residential and commercial properties.  As a result, with the Bank’s expertise in real estate financing, there was a great opportunity for growth in the Bank’s construction and real estate loan portfolio during 2006.  The increases in commercial business loans are a direct result of the Bank’s strategic focus and direct marketing efforts to develop relationships with small-to-medium sized businesses.  Additionally, the Bank’s legal lending limits to any one borrower have increased significantly over the past two years in relation to the Bank’s growth in capital; this has allowed the Bank to compete for larger individual loan transactions, which has been a contributing factor to the Bank’s loan growth.   San Diego County has begun to experience signs of a real estate slowdown, similar to that experienced in the national real estate market.  If the real estate market continues to soften in 2007, it could impact the Bank’s ability to grow its loan portfolio; however, the Bank will continue to adhere to its strict underwriting guidelines.

The Bank makes construction loans primarily as interim loans to finance the construction of commercial and single family residential property.  These loans are typically for a term of approximately 12 months.  Other real estate loans consist primarily of commercial and industrial real estate loans.  The Bank makes these loans based on the income generating capacity of the property or the cash flow of the borrower.  These loans are secured by the property.  The Bank’s general policy is to restrict these loans to no more than 75% of the lower of the appraised value or the purchase price of the property.  The Bank offers both fixed and variable rate loans with maturities that generally do not exceed 15 years, unless the loans are SBA loans secured by real estate or other commercial real estate loans easily sold in the secondary market.

A portion of the Bank’s real estate loans and commercial business loans are made under certain SBA loan programs.  These loans generally are structured such that they may be sold, either as a whole with servicing released, as is the case for SBA 504 loans, or in the case of SBA 7(a) loans, the guaranteed portion may be sold in the secondary market and the servicing is retained.  To date, the Bank has elected to sell SBA 7(a) loans in only a limited number of cases; however, certain SBA 504 loans have been packaged for sale when the rates and terms of the loans do not meet the Bank’s asset and liability management structure.

The Bank makes commercial loans to provide working capital, finance the purchase of equipment and for other business purposes.  These loans can be “short-term,” with maturities ranging from 30 days to one year, or “term loans” with maturities normally ranging from one to 25 years.  Short-term loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly.  Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Many of the Bank’s loans have floating rates tied to the prime-lending rate as published in The Wall Street Journal or other rate indices.  The majority of these floating rate loans are adjusted at least quarterly.

Loan Maturity by Category

	December 31, 2006
	(dollars in thousands)
	Due in One Year Or Less	Due After One Year to Five Years	Due After Five Years	Total
Construction & Land Development	$101,094	$14,717	$578	$116,389
Real Estate - Residential & Commercial	14,121	14,687	52,323	81,131
SBA Loans - 7a & 504	3,425	1,586	14,872	19,883
Commercial Business	39,964	8,684	4,149	52,797
Consumer	3,318	1,715	33	5,066
Total	$161,922	$41,389	$71,955	$275,266

Floating Rate				$165,577
Fixed Rate				109,689
Total				$275,266

At December 31, 2006, approximately $75 million of the floating rate loans, noted above, were priced at their floor interest rate. The level of sensitivity of the Bank’s loan portfolio to changes in interest rates is monitored on a regular basis in conjunction with the Bank’s overall interest rate risk management practices (see “Liquidity and Interest Rate Risk Management” above).

Loan Quality

The risk of nonpayment of loans is an inherent feature of the banking business.  That risk varies with the type and purpose of the loan, the collateral that is utilized to secure payment, and ultimately, the credit worthiness of the borrower.  In order to minimize this credit risk, the Chief Executive Officer, the Chief Credit Officer, or the Loan Committee of the Board of Directors approve virtually all loans made by the Bank.  The Loan Committee is comprised of directors and members of its senior management.

The Bank grades its loans from “pass” to “loss,” depending on credit quality, with “pass” representing loans with an acceptable degree of risk given the favorable aspects of the credit and with both primary and secondary sources of repayment.  Classified loans or substandard loans are ranked below “pass” loans.  As these loans are identified in the review process, they are added to the internal watch list and loss allowances are established.  Additionally, loans are examined regularly by the Bank’s regulatory agencies.  A loan which has been placed on non-accrual status is not returned to accrual basis until it has been brought current with respect to both principal and interest payments, is performing to current terms and conditions, its interest rate is commensurate with market interest rates and future principal and interest payments are no longer in doubt.  During 2006, the Bank had an average recorded investment in loans in a non-accrual status of $1,229,197.

Components of Nonperforming Assets

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)

Non-Accrual Loans	$—	$1,052	$—	$—	$—
Loans 90 Days Past Due and Still Accruing	—	—	—	—	—
Restructured Loans	—	—	—	—	—
Total Nonperforming Loans	—	1,052	—	—	—
Other Real Estate Owned	—	—	—	—	—
Total Nonperforming Assets	$—	$1,052	$—	$—	$—

Non-Accrual Loans as a Percentage of Total Loans	0.00%	0.46%	0.00%	0.00%	0.00%
Loans 90 Days Past Due as a Percentage of Total Loans	0.00%	0.00%	0.00%	0.00%	0.00%
Restructured Loans as a Percentage of Total Loans	0.00%	0.00%	0.00%	0.00%	0.00%
Nonperforming Loans as a Percentage of Total Loans	0.00%	0.46%	0.00%	0.00%	0.00%

Allowance for Loan Losses as a Percentage of Nonperforming Loans	N/A	267.00%	N/A	N/A	N/A
Nonperforming Assets as a Percentage of Total Assets	0.00%	0.40%	0.00%	0.00%	0.00%

Restructured loans are those loans where the Bank has made concessions in interest rates or repayment terms to assist the borrower.  Non-accrual loans are generally loans which are past due 90 days or are loans upon which management believes the interest may not be collectible.

During March 2007, the Bank became aware that a completed project, financed by a construction loan, would likely be taken over by the Bank with the borrower’s full cooperation.  The project consists of twenty six (26) condominium units, of which eight (8) or 30% are sold and paid off through escrow closings, leaving a balance owing of $4,669,683 and eighteen (18) units unsold.  A recent escrow closing in March 2007 reflected a sales price of $349,900.  The Bank expects to make full recovery of outstanding principal and interest via future property sales contracted through a real estate sales broker and, should there be any deficiency, from guarantors. In addition to this project, as of December 31, 2006, the Bank had $5.8 million of potential problem loans which are not disclosed nonperforming loans, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which may result in disclosure of such loans as nonperforming loans in the future.

Other real estate owned may be acquired in satisfaction of loan receivables through foreclosure or other means.  If acquired, these properties are recorded on an individual asset basis at the estimated fair value less selling expenses.

Loan Concentrations

The Bank’s loan portfolio consists primarily of loans to borrowers within San Diego County.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are, to some degree, concentrated in those industries. As of December 31, 2006, the Bank held approximately $48 million of loans to real estate developers, $38 million in land loans in the county of San Diego and $34 million in loans to real estate investment companies for non-owner occupied buildings. The Bank’s commercial loan portfolio is to a diverse group of industries including professional attorneys and merchant wholesalers of plumbing and heating equipment and supplies; no industry group represents more than 3% of total loans.  While the Bank’s strategy includes developing relationships with business customers, including related commercial lending opportunities, it is expected that the Bank will continue to have similar loan concentrations for the foreseeable future.

Allowance for Loan Losses

The following table summarizes, for the periods indicated, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses:

Changes in Allowance for Loan Losses

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$2,809	$2,265	$1,454	$823	$323

Net Loans Charged off:
Total Charge-Offs	(2)	(11)	(41)	—	—
Total Recoveries on Loans Previously Charged Off	—	2	2	1	—
Net Loans (Charged-Off) Recoveries	(2)	(9)	(39)	1	—

Provision for Loan Losses	444	553	850	630	500
Balance at End of Period	$3,251	$2,809	$2,265	$1,454	$823

Ratios:
Net Loans Charged Off to Average Loans	0.00%	0.00%	0.03%	0.00%	0.00%
Allowance for Loan Losses to Total Loans	1.18%	1.22%	1.20%	1.20%	1.00%

Provisions for loan losses are based on an analysis of the loan portfolio and include such factors as historical experience, the volume and type of loans in the portfolio, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the ability to collect on loans in the portfolio.  The amount provided for loan losses is charged to earnings.  The provision for loan losses was $444,000 for 2006 compared to $552,500 for the year ending December 31, 2005. The Bank ended 2006 with a 1.18% level of allowance for loan losses to total loans compared to 1.22% for the year ended December 31, 2005.

The Bank, in the last five years, has charged off a total of $54,000. This total includes four charge offs related to the un-guaranteed portion of SBA 7a loans of approximately $53,000, of which $7,000 has been recovered. The Bank also charged off an overdraft protection loan of approximately $1,000. In total, these charge offs represent 0.0003% of the Bank’s December 31, 2006 net loans.

A quarterly detailed review is performed to identify the risks inherent in the loan portfolio, to assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses, which is charged to expense.

A key element of the methodology for assessing the risks inherent in the loan portfolio is the credit classification process.  Loans identified as less than “pass” are reviewed individually to estimate the amount of probable losses that need to be included in the allowance.  These reviews include analysis of financial information as well as evaluation of collateral securing the credit.  The Bank uses four allocation components; General, Specific, Specific Impaired and Qualitative. The General component estimates probable future loan loss based on historical experience, the Specific component is designed to calculate a reserve for criticized and classified loans, the Specific Impaired component allocates a probable loss amount on one particular loan and a Qualitative designation considers factors such as national and local economic changes, changes to management or staff and unemployment rates. Additionally, the inherent risk present in the “pass” portion of the loan portfolio is assessed by taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.  Upon completion, the written analysis is presented to the Board of Directors for discussion, review and approval.

The Bank considers its allowance for loan losses to be adequate to provide for risks inherent in the loan portfolio.  All available information is used to recognize losses on loans and leases; however, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, the Bank’s regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may recommend additions based upon their evaluation of the portfolio at the time of their examination.  Accordingly, there can be no assurance that the allowance for loan losses will be adequate to cover future loan losses or that significant additions to the allowance for loan losses will not be required in the future.  Material additions to the allowance for loan losses would decrease the Bank’s earnings and capital, among other adverse consequences.

Allocation of the Allowance for Loan Loss by Loan Type

	December 31,
	2006		2005		2004		2003		2002
	(dollars in thousands)
	Allowance Amount	Type as a % of Loans	Allowance Amount	Type as a % of Loans	Allowance Amount	Type as a % of Loans	Allowance Amount	Type as a % of Loans	Allowance Amount	Type as a % of Loans

Construction & Land Development	$1,119	42.3%	$863	41.2%	$261	31.6%	$123	22.7%	$118	18.0%
Real Estate - Residential & Commercial	626	29.5%	518	28.3%	405	30.3%	356	34.7%	138	39.7%
SBA Loans-7a & 504	500	7.2%	456	9.5%	636	13.1%	441	19.1%	168	19.6%
Commercial Business	814	19.2%	817	19.1%	614	22.0%	381	20.5%	240	20.3%
Consumer	31	1.8%	25	1.9%	31	3.0%	20	3.0%	11	2.4%
Unallocated	161	0.0%	130	0.0%	318	0.0%	133	0.0%	148	0.0%
Totals	$3,251	100.0%	$2,809	100.0%	$2,265	100.0%	$1,454	100.0%	$823	100.0%

DEPOSITS

Deposits are the primary source of funding for the lending and investing needs of the Bank.  Total deposits were $237.2 million at December 31, 2005 and increased to $261.8 million at December 31, 2006.

Distribution of Average Deposits and Average Rates Paid

	For the Period Ended December 31,
	2006		2005		2004
	(dollars in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest Bearing Checking	$14,200	1.22%	$11,346	0.88%	$11,894	0.57%
Savings & Money Market	67,989	3.74%	72,725	2.38%	54,328	1.45%
TCD Less than $100,000	26,109	4.18%	21,672	2.92%	20,613	2.25%
TCD $100,000 or More	82,840	4.53%	43,170	3.19%	24,724	2.25%
Total Interest-Bearing Deposits	191,138	3.96%	148,913	2.58%	111,559	1.67%

Non Interest-Bearing Demand Deposits	52,550	0.00%	56,437	0.00%	39,501	0.00%

Total Deposits	$243,688	3.10%	$205,350	1.87%	$151,060	1.27%

The changes in interest rates paid on deposit accounts from 2005 to 2006 reflect changes in the interest rate environment.  The Bank made adjustments to interest rates on deposit accounts to remain competitive and to react to increases in Federal monetary policy that began in June 2004 and continued through June 2006.

Growth in the Bank’s deposits is attributable to the Bank’s sales and marketing efforts to implement its strategic goals, including developing and building relationships with small-to-medium sized businesses and professionals. The opening of the Bank’s fifth branch office in El Cajon in April 2006 contributed to the Bank’s deposit growth in 2006; total deposits for this branch office were $7.0 million at December 31, 2006.

While the Bank continues to plan for healthy growth in 2007, the coming year is likely to be one where we continue to feel pressure on our net interest margin and strong competition for deposits. As of December 31, 2006, the Bank had approximately 3,338 deposit accounts comprised of savings and money market accounts (34%), certificates of deposit (43%), and transaction accounts (23%).

The Bank experienced a decrease in the average balance of noninterest-bearing demand deposits of approximately $4 million from 2005 to 2006; the Bank attributes this decrease in balances to the increased level of interest rates causing business customers to be more conscientious about actively managing operational demand deposit accounts.  To augment the Bank’s marketing efforts and as a means to build new relationships in the community, the Bank periodically solicits new deposits through deposit promotions, which may be advertised, typically in print media.  During 2006, two such campaigns were initiated that resulted in approximately $30.0 million in new money market and CD funds.  Typically, when running a promotional deposit campaign, the Bank will offer interest rates on deposits that are very competitive in the market place.  These rates are typically higher than pre-promotion interest rates offered by the Bank, but are generally not the highest interest rates available in the market place.  The Bank expects to continue to periodically run promotional deposit campaigns and market directly to its strategic niche in order to grow its deposit base and to attract new deposit relationships.

The Bank also acquires deposits from non-traditional sources through relationships with correspondent banks and related deposit programs as well as through deposit brokers. The Bank participates in a “portfolio deposit program” offered by a correspondent bank in which the Bank receives variable rate money market deposits as pass through funds from the correspondent bank.  The Bank also receives deposits in the form of time certificates through the use of deposit brokers who place the funds with the Bank on behalf of their clients.  The total level of deposits from these non-traditional sources was approximately $40 million at December 31, 2006, compared to approximately $31 million at December 31, 2005.  The Bank carefully manages the level of deposits it accepts from these non-traditional sources as these types of deposits expose the Bank to different characteristics in managing its liquidity.  The Bank has adopted procedures to monitor these deposits and has made arrangements for borrowing funds from other sources (see “Short-Term and Other Borrowings” below) should these programs become less available.  However, should deposits from these programs suddenly decline, the Bank’s other sources of funds could become more costly.

Scheduled Maturity of Distribution of Time Deposits of $100,000 or More

As of December 31, 2006,

(dollars in thousands)

Three Months or Less	$18,867
Over Three Months Through Six Months	19,314
Over Six Months Through Twelve Months	30,569
Over Twelve Months	25,265
Total	$94,015

SHORT-TERM AND OTHER BORROWINGS

The Bank may borrow up to $13.0 million overnight on an unsecured basis from its correspondent banks; each of these facilities may terminate at any time without notice.  In addition, the Bank has arranged a borrowing line with the Federal Home Loan Bank of San Francisco, under which the Bank may borrow up to 25% of its assets subject to providing adequate collateral and fulfilling other conditions of the line.  As of December 31, 2006, the Bank had $24.0 million outstanding in FHLB advances under these borrowing lines, which mature in January 2007 and have a weighted average interest rate of 5.34%. The Bank had no outstanding advances on borrowing lines as of December 31, 2005 and $9.0 million as of December 31, 2004, which matured in January 2005 and had a weighted average interest rate of 2.27%.

Below is a table of maximum amounts of short-term borrowings outstanding at any month-end during the reporting periods, and the approximate average amounts outstanding and weighted average interest rate as of December 31 of the reporting periods.

Year Ended	Maximum Amt Outstanding at any Month-End	Average Balance	Weighted Average Interest Rate
	(dollars in thousands)
2006	$24,000	$5,786	5.29%
2005	$17,500	$2,496	3.43%
2004	$12,700	$3.473	1.30%

On March 31, 2005, the Bank issued $5.0 million in Floating Rate Junior Subordinated Debentures in a private placement offering.  This offering was undertaken in order to raise the Bank’s capital ratios.  Under current risk-based capital guidelines, subordinated debentures qualify for Tier 2 capital treatment up to 50% of Tier 1 capital and, therefore, increased the Bank’s total risk-based capital ratio.  The terms of the subordinated debt are: a final maturity of June 15, 2020, a right on behalf of the Bank for early redemptions beginning in June, 2010, and an interest rate which floats quarterly based on 3 Month LIBOR plus a spread of 178 basis points.  The interest rate on the subordinated debt as of December 31, 2006 is 7.14%.

CAPITAL RESOURCES

The Bank opened in November 2000 after completing its initial public offering and raising $11.5 million in capital.  In 2002, the Bank completed a secondary offering of securities, raising $4.2 million in new capital.  During 2003 and 2004, the Bank raised approximately $4.3 million from the conversion of 95% of common stock purchase warrants that were issued in connection with its 2000 initial public offering and the 2002 secondary offering.   On May 16, 2005, the Bank’s board of directors declared a two-for-one stock split of the Bank’s common stock payable to shareholders of record on June 15, 2005.  The shareholders received one additional share for each share they owned.  All share and per share data has been restated for prior periods to reflect this stock split.

Shareholders’ equity at December 31, 2006 was $26.0 million, an increase of $3.8 million compared to the $22.2 million at December 31, 2005, increasing primarily as a result of retained earnings.

In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets.  These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items.  Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 capital, total capital and leverage ratios.  The Bank’s risk-adjusted capital ratios, shown below as of December 31, 2006, 2005 and 2004 have been computed in accordance with regulatory accounting policies.  See also Note M to the Financial Statements and “Item 1, Description of Business - Supervision and Regulation - Risk-Based Capital Guidelines” above for more information on regulatory capital requirements.

Capital Ratios

	December 31,
	2006	2005	2004	Minimum Requirements
Tier 1 Capital to Average Assets	8.7%	8.8%	9.8%	4.0%
Tier 1 Capital to Risk-Weighted Assets	8.7%	9.0%	10.0%	4.0%
Total Capital to Risk-Weighted Assets	11.5%	12.2%	11.2%	8.0%

NONINTEREST INCOME AND NONINTEREST EXPENSE

Noninterest income for 2006 was $538,000, compared to $491,000 for 2005, an increase of $47,000. The increase in noninterest income was attributable to increased service charges on deposit accounts, related fees, and other income, which increased 22% from $325,000 in 2005 to $395,000 in 2006, and was primarily the result of the increase in deposit accounts and related activity.  However, these increases in service charges were somewhat offset by a decline in gains and fee income on the sale or brokering of loans, which decreased from $166,000 in 2005 to $143,000 in 2006.  While the Bank will continue to periodically realize gains on sale of loan assets, the timing of such sales is not expected to be regular.

Noninterest expense increased from $8.5 million for the year ending December 31, 2005 to $9.9 million for the year ending December 31, 2006.  This increase is primarily attributable expenses associated with supporting the Bank’s growth.  Salary and benefits expense increased from $5.1 million in 2005 to $6.1 million in 2006; during 2006, the Bank increased its number of full-time equivalent employees from 69 at December 31, 2005 to 77 at December 31, 2006.  Occupancy and equipment expense increased 14%, from $1.4 million in 2005 to $1.5 million in 2006.  The relatively small increase is due to additional 2005 expenses incurred to open a new corporate headquarters in La Jolla, which did not reoccur in 2006. Both asset and revenue growth have outpaced growth of noninterest expense in 2006 despite the expenses associated with the addition of a new branch in April 2006 in El Cajon, California.  Other operating expenses increased from $2.1 million in 2005 to $2.3 million in 2006 including data processing expenses, professional fees and office and administrative expenses.  Noninterest expenses improved from 3.65% of average assets for 2005 to 3.54% for the fiscal year 2006.

In 2007, as the Bank continues to expand and add personnel, noninterest expenses are expected to increase at a level to sustain the growth of the Bank’s customer base.   Specifically, as detailed in “Item 2. Properties,” in 2007 the Bank will be expanding its facilities; the East County Branch Office will be relocated to a larger, permanent location from its existing temporary facility and the Golden Triangle Branch Office and the Headquarters Office will be relocated and combined in a larger facility.  As a result of these moves, the Bank will incur moving expenses, increased rent and other occupancy expenses, and will likely have short periods where the Bank will be paying rent expense on old facilities and new facilities.  Furthermore, depending on the timing of these moves, the Bank may need to amortize leasehold improvements faster than currently anticipated.  Additionally, noninterest expenses are expected to increase significantly as a result of the expected consummation of the acquisition of Landmark National Bank; however, the Bank expects that the efficiencies realized from this acquisition will more than offset the increased costs and expenses.

INCOME TAXES

During 2006, the Bank recognized income tax expense of $2.2 million compared to $1.6 million for 2005.  The increase in total income tax expense is attributable to the increase in income before income taxes; total income tax expense as a percentage of income before taxes was 40.8% in 2006 and 40.9% in 2005.  See also Note F, Income Taxes, to the Financial Statements for more information.

EFFECTS OF INFLATION

The impact of inflation on a financial institution can differ significantly from that exerted on other companies.  Banks, as financial intermediaries, have many assets and liabilities, which may move in concert with inflation both as to interest rates and value.  This is especially true for banks with a high percentage of interest rate-sensitive assets and liabilities.  The Bank manages its sensitivity to changes in interest rates by performing a gap analysis of its rate sensitive balance sheet and modeling the effects of changes in interest rates on its net interest income.  The Bank attempts to structure its mix of financial instruments and manage its interest rate sensitivity gap in order to minimize the potential adverse effects of inflation or other market forces on its net interest income and, therefore, its earnings and capital.

CONTRACTUAL OBLIGATIONS

See Note D, Premises and Equipment included in “Item 8 — Financial Statements and Supplementary Data.”

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit totaling $90.8 million at December 31, 2006 and $87.3 million as of December 31, 2005.

The Bank leases its facilities under noncancellable operating leases and routinely enters contracts for services to be provided over extended future periods, which may contain penalty clauses for the early termination of the contracts.

In addition, the Bank is a member of The Federal Home Loan Bank of San Francisco and, as such, is offered wholesale credit products and services, which provide the Bank access to funds that help the Bank meet the borrowing needs of its customers.  For additional information regarding the Bank’s off-balance sheet arrangements, see Notes D, G and H to the Financial Statements included in “Item 8, Financial Statements and Supplementary Data,” below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This form 10-K is based on the Bank’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The process of preparing these financial statements requires management to make difficult, subjective or complex judgments that could have a material effect on the Bank’s financial condition and results of operations. A critical accounting policy is defined as one that is material to the presentation of the Bank’s financial statements. A summary of significant accounting policies is presented in Note A of the Financial Statements found in “Item 8- Financial Statements and Supplementary Data,” below. Management believes that the following are critical accounting policies.

Use of Estimates in the Preparation of Financial Statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Bank’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Note A to the Financial Statements describes the significant accounting policies used in the preparation of the Financial Statements.

Loans.  Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.  Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.  The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  Interest income is subsequently recognized only to the extent cash payments are received.

Allowance for Loan Losses.  The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Stock-Based Compensation.  In December 2004, Financial Accounting Standards Board revised Statement of Financial Accounting Standard 123 and issued it under its new name, “Share-Based Payment” (the “Statement”).  The Statement eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting.  Instead, the Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.

The Bank adopted SFAS No. 123 (R) on January 1, 2006 using the “modified prospective method.”  Under this method compensation expense is recognized using the fair-value method for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled after January 1, 2006 and prior periods are not restated.  In addition, the unvested portion of previously awarded options outstanding as of January 1, 2006 will also be recognized as expense over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS No. 123 (R). See Note A, Summary of Significant Accounting Policies included in “Item 8 - Financial Statements and Supplementary Data.”

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other documents that we incorporate by reference into this report contain forward-looking statements concerning the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “will,” “shall,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions. These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions, including those described in this annual report and the other documents that are incorporated by reference herein.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  In connection with the safe harbors created by Section 21E of the Exchange Act and the provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company’s control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  Such factors include, without limitation, the following:

•                                          The expected cost savings to result from the merger with Landmark.

•                                          The anticipated accretive effect to earnings of the combined enterprise upon effectiveness of the merger with Landmark.

•                                          An improved ability to compete with larger competitors upon effectiveness of the merger with Landmark.

•                                          Restructuring charges expected to be incurred in connection with the merger with Landmark.

•                                          The effect of changing regional and national economic conditions, especially as they may affect the demand for loans and other banking services or lead to increased loan losses.

•                                          Potential losses of businesses and population in the County of San Diego, and rising housing and insurance costs that may be responsible for such losses.

•                                          The effects of trade, monetary and fiscal policies and laws.

•                                          Increasing or decreasing interest rate environments, or changing interest rate policies of the Federal Reserve Board, that could lead to decreased net interest margin and volatility of rate sensitive loans and deposits.

•                                          Stock, bond market and monetary fluctuations.

•                                          Risks of loss of funding of SBA loan programs, or changes in those programs.

•                                          Credit risks of commercial, SBA, real estate, consumer and other lending activities, including risks related to changes in the values of real estate and other security for loans.

•                                          Risks associated with concentrations, including commercial real estate loans, in the loan portfolio.

•                                          Lack of take-out financing or problems with sales or lease-up with respect to the Company’s construction and land development loans.

•                                          Changes in federal and state banking and financial services laws and regulations.

•                                          Competitors in the Company’s market area with greater financial resources than the Company.

•                                          Competitors in the Company’s market area of similar size, with similar business plans and/or offering similar services.

•                                          Risks of sudden changes in interest rate, especially with respect to the Company’s increasing real estate loan portfolios.

•                                          The Company’s ability to develop competitive new products and services and the acceptance of those products and services by targeted customers and, when required, regulators.

•                                          The Company’s ability to securely and effectively implement new technology (including Internet services) for both the delivery of services and internal operations.

•                                          The willingness of customers to substitute competitors’ products and services for those of the Company and vice versa.

•                                          Changes in consumer and business spending and savings habits.

•                                          Unanticipated regulatory or judicial proceedings.

•                                          The loss of significant customers.

•                                          The risk and cost resulting from the opening of one or more new offices and adding employees.

•                                          The loss of executives or key employees.

•                                          Credit quality deterioration among the Company’s current or future customers that could cause an increase in the provision for loan losses.

•                                          Dividend restrictions.

•                                          Increased regulation of the securities markets, including the securities of the Company, whether pursuant to the Sarbanes-Oxley Act of 2002 or otherwise.

•                                          Other internal and external developments that could materially impact the Company’s operational and financial performance.

Investors and other readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date of the statement.  The Company undertakes no obligation to revise any forward-looking statement to reflect later events or circumstances.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk for the Company is primarily derived from the exposure to interest rate risk.  Other types of market risk, such as foreign currency exchange risk, commodity price risk and equity price risk, are not significant in the normal course of the Company’s operations.  Furthermore, the Company has not entered into any significant market risk sensitive instruments for trading purposes.

One of the objectives of the Company’s asset/liability strategy is to manage interest rate risks to ensure the safety and soundness of the Company’s capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to shareholders. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income and to profit from favorable market opportunities.

To manage interest rate risk, the Company performs a gap analysis, which is a method of analyzing exposure to interest rate risk, by measuring the ability of the Company to reprice its interest rate sensitive assets and liabilities.  In addition to gap analysis, the Company estimates the effect of changing interest rates on its net interest income using the repricing and maturity characteristics of its assets and liabilities and the estimated effects on yields and costs of those assets and liabilities.  Based on the gap analysis and the Company’s assessment of its exposure to interest rate risk, the Company is “asset sensitive.”  In general, “asset sensitive” means that, over time, the Company’s assets will reprice faster than its liabilities.  In a rising interest rate environment, net interest income can be expected to increase and, in a declining interest rate environment, net interest income can be expected to decrease.  During a declining rate environment, the Company’s interest rate risk exposure is somewhat mitigated by floor rates built into loan contracts.

Using the Company’s current interest rate risk model, the Company estimates the following changes in its net interest income assuming different interest rate shocks to the Federal Funds rate as of December 31, 2006:

Projected Shock to Federal Funds Rate	Estimated Change in Net Interest Income	Percentage Change in Net Interest Income
+ 200 bp	$1,052,000	6.9%
+ 100 bp	$527,000	3.5%
- 200 bp	$(541,000)	(3.6%)
- 100 bp	$(766,000)	(5.0%)

Information concerning market risk is also contained in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are set forth at the pages indicated on the Index to Financial Statements included in this Annual Report on Form 10-K.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

This Annual Report on Form 10-K does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. Inherent limitations exist in any system of internal control including the possibility of human error and the potential of overriding controls. Even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. The effectiveness of an internal control system may also be affected by changes in conditions.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections entitled “Proposal 1 — Election of Directors” and “Board of Directors and Committees — Section 16(a) Beneficial Ownership Reporting Compliance,” in (i) the Company’s definitive proxy statement for its 2007 annual meeting of shareholders if filed not later than 120 days after the end of the fiscal year covered by this annual report, or (ii) if the Company’s definitive proxy statement is not filed within the 120 day period, in an amendment to this annual report, which will be filed not later than the end of the 120 day period.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Banking Officer and senior managers, a copy of which is available on the Company’s website at www.1stpacbank.com.

ITEM 11.               EXECUTIVE COMPENSATION

Incorporated by reference to the section entitled “Executive Compensation” in (i) the Company’s definitive proxy statement for its 2007 annual meeting of shareholders if filed not later than 120 days after the end of the fiscal year covered by this annual report, or (ii) if the Company’s definitive proxy statement is not filed within the 120 day period, in an amendment to this annual report, which will be filed not later than the end of the 120 day period.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in (i) the Company’s definitive proxy statement for its 2007 annual meeting of shareholders if filed not later than 120 days after the end of the fiscal year covered by this annual report, or (ii) if the Company’s definitive proxy statement is not filed within the 120 day period, in an amendment to this annual report, which will be filed not later than the end of the 120 day period.

Securities Authorized for Issuance Under Equity Compensation Plan

The Second Amended and Restated 2000 Stock Option Plan of 1st Pacific Bank of California has been previously approved by the Company’s shareholders.  The Company has no equity compensation plans not previously approved by shareholders.  The following table sets forth certain information concerning aggregate common stock options authorized for issuance under the Second Amended and Restated 2000 Stock Option Plan of 1st Pacific Bank of California.

EQUITY COMPENSATION PLAN INFORMATION

AT DECEMBER 31, 2006

Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the Plan (excluding securities reflected in Column 1)
809,642	$7.32	227,500

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the sections entitled “Transactions With Directors, Executive Officers and Principal Shareholders” and “Other Material Transactions” in (i) the Company’s definitive proxy statement for its

2007 annual meeting of shareholders if filed not later than 120 days after the end of the fiscal year covered by this annual report, or (ii) if the Company’s definitive proxy statement is not filed within the 120 day period, in an amendment to this annual report, which will be filed not later than the end of the 120 day period.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the section entitled “Independent Public Accountants” in (i) the Company’s definitive proxy statement for its 2007 annual meeting of shareholders if filed not later than 120 days after the end of the fiscal year covered by this annual report, or (ii) if the Company’s definitive proxy statement is not filed within the 120 day period, in an amendment to this annual report, which will be filed not later than the end of the 120 day period.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(2) Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(3) Exhibits. Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Reorganization and Merger by and between 1st Pacific Bancorp, PBC Merger Company and 1st Pacific Bank of California dated as of November 7, 2006, incorporated by reference to Exhibit 2 to 1st Pacific Bancorp’s Registration Statement on Form S-4EF filed on November 9, 2006.

2.2

Agreement and Plan of Reorganization and Merger dated February 22, 2007, by and among 1st Pacific Bancorp, 1st Pacific Bank of California and Landmark National Bank incorporated by reference to Exhibit 10.2 to 1st Pacific Bancorp’s report on Form 8-K filed February 23, 2007.

3.1	Articles of Incorporation of 1st Pacific Bancorp incorporated by reference to Exhibit 3.1 to 1st Pacific Bancorp’s Registration Statement on Form S-4EF filed on November 9, 2006.

3.2	Bylaws of 1st Pacific Bancorp incorporated by reference to Exhibit 3.2 to 1st Pacific Bancorp’s Registration Statement on Form S-4EF filed on November 9, 2006.

4.1	Specimen form of Certificate for 1st Pacific Bancorp Common Stock incorporated by reference to Exhibit 4 to 1st Pacific Bancorp’s Registration Statement on Form S-4EF filed on November 9, 2006.

4.2†

Second Amended and Restated 2000 Stock Option Plan of 1st Pacific Bank of California, as amended by Amendment No. 1, incorporated by reference to Exhibit 4.1 to 1st Pacific Bancorp’s Registration Statement on Form S-8 filed February 21, 2007.

10.1*	Sublease, dated December 30, 1999, among Washington Mutual Bank, FA, 1st Pacific Bank of California and La Jolla Association (7728 Regents Road, Suite 503, San Diego, California).

10.2*	Lease, dated March 26, 2001, among La Jolla Investors, Larry Tucker, Trustee, and 1st Pacific Bank of California (7728 Regents Road, Suite 503, San Diego, California).

10.3*

Assumption, Affirmation and Amendment to Lease, dated March 26, 2001, among La Jolla Investors, Larry Tucker as Trustee of Larry Tucker Separate Property Trust dated September 17, 1987, and 1st Pacific Bank of California (7728 Regents Road, Suite 503, San Diego, California).

10.4*	Shopping Center Lease, dated November 1, 1999, among 95 College Plaza, Ltd., 1st Pacific Bank of California and La Jolla Association (3500 College Boulevard, Oceanside, California).

10.5*

First Amendment to Shopping Center Lease, dated November 17, 2004, among 95 College Plaza, Ltd., 1st Pacific Bank of California and La Jolla Association (3500 College Boulevard, Oceanside, California).

10.6*	Lease dated April 15, 2003, between Griffin Properties, LLC and 1st Pacific Bank of California (8889 Rio San Diego Drive, San Diego, California).

10.7*	First Amendment to Lease Agreement dated July 25, 2003, between Griffin Properties, LLC and 1st Pacific Bank of California (8889 Rio San Diego Drive, San Diego, California).

10.8*	Lease dated September 17, 2004, between FSP Regents Square, LLC and 1st Pacific Bank of California (4275 Executive Square, Suite 650, La Jolla, California).

10.9*	Lease dated September 30, 2004, between Legacy Sabre Springs, LLC and 1st Pacific Bank of California (13500 Evening Creek Drive North, Suite 100, San Diego, California).

10.10*

Amendment No. 1 to Lease dated January 27, 2005, between Kilroy Realty, L.P., a Delaware Limited Partnership, Kilroy Realty Corporation, a Maryland Corporation, General Partner and 1st Pacific Bank of California (13500 Evening Creek Drive North, Suite 100, San Diego, California).

10.11*	Indenture Agreement between 1st Pacific Bank of California and Wilmington Trust Company, as Trustee, dated March 31, 2005, for Floating Rate Junior Subordinated Debentures Due 2020.

10.12*†	Employment Agreement, effective as of November 17, 2006, by and between 1st Pacific Bank of California and James H. Burgess.

10.13*†	Form of Indemnification Agreement entered into by and between 1st Pacific Bank of California and each of its directors and officers.

10.14*†	1st Pacific Bank of California Incentive Compensation Plan - Senior Management.

10.15*†	Employment Agreement, effective as of December 22, 2005, by and between 1st Pacific Bank of California and A. Vincent Siciliano.

10.16*†	Employment Agreement, effective as of November 17, 2005, by and between 1st Pacific Bank of California and Richard H. Revier.

10.17*†	Employment Agreement, effective as of January 1, 2006, by and between 1st Pacific Bank of California and Larry Prosi.

10.18*	Lease dated August 11 2006, among AMJ Properties, LLC, and 1st Pacific Bank of California (343 East Main Street, El Cajon, California).

10.19

Standard Office Lease by and between Arden Realty Limited Partnership and 1st Pacific Bank of California dated February 5, 2007, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 8-K filed February 13, 2007.

10.20	Form of Landmark Director-Shareholder’s Agreement, each dated February 22, 2007, incorporated by reference to Exhibit 10.3 to 1st Pacific Bancorp’s report on Form 8-K filed February 23, 2007.

10.21

Landmark Director-Shareholder’s Agreement dated February 22, 2007, between 1st Pacific Bancorp and 1st Pacific Bank of California on one hand and F.J. “Rick” Mandelbaum, incorporated by reference to Exhibit 10.4 to 1st Pacific Bancorp’s report on Form 8-K filed February 23, 2007.

10.22	Form of Affiliates Agreement, each dated February 22, 2007, incorporated by reference to Exhibit 10.6 to 1st Pacific Bancorp’s report on Form 8-K filed February 23, 2007.

21.1*	List of subsidiaries of 1st Pacific Bancorp

23.1*	Consent of Vavrinek, Trine, Day & Co. LLP

24	Power of Attorney (incorporated by reference to the signature page to this Form 10-K)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           See (a)3 above.

(c)           See (a)1 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2007	1st PACIFIC BANK OF CALIFORNIA

	By:	/s/ A. Vincent Siciliano
A. Vincent Siciliano
President & Chief Executive Officer

	By:	/s/ James H. Burgess
James H. Burgess
Executive Vice President & Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints A. Vincent Siciliano and James H. Burgess, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Title	Date
/s/ A. Vincent Siciliano	President, Chief Executive Officer, Director (principal executive officer)	March 22, 2007
A.Vincent Siciliano
/s/ James H. Burgess	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	March 22, 2007
James H. Burgess

/s/ Robert P. Cange	Director	March 22, 2007
Robert P. Cange

/s/ Albert Colucci	Director	March 22, 2007
Albert Colucci

/s/ Veronica Z. Froman	Director	March 22, 2007
Veronica Z. Froman

Signature	Title	Date

/s/ James G. Knight	Director	March 22, 2007
James G. Knight

/s/ Susan Lew	Director	March 22, 2007
Susan Lew

/s/ Albert Logan	Director	March 22, 2007
Albert Logan

1ST PACIFIC BANK OF CALIFORNIA

Vavrinek, Trine, Day & Co., LLP Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

1st Pacific Bank of California

We have audited the accompanying statements of financial condition of 1st Pacific Bank of California as of December 31, 2006 and 2005, and the related statements of operations, changes in shareholders’ equity, and cash flows for the three years ended December 31, 2006.  These financial statements are the responsibility of the Bank’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1st Pacific Bank of California as of December 31, 2006 and 2005, and the results of its operations and cash flows for the three years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the financial statements, the Bank adopted a new accounting pronouncement which impacts the accounting for stock options.

Laguna Hills, California
March 7, 2007

Board of Directors and Shareholders of
1st Pacific Bank of California

25231 Paseo De Alicia, Suite 100   Laguna Hills, CA 92653   Tel: 949-768-0833   Fax: 949-768-8408   www.vtdcpa.com

FRESNO  •  LAGUNA HILLS  •  PALO ALTO  •  PLEASANTON  •  RANCHO CUCAMONGA

1ST PACIFIC BANK OF CALIFORNIA

STATEMENTS OF FINANCIAL CONDITION

December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and Due from Banks	$9,098,939	$5,228,147
Federal Funds Sold	20,985,000	23,710,000
TOTAL CASH AND CASH EQUIVALENTS	30,083,939	28,938,147
Investment Securities Available for Sale	8,998,338	3,145,621
Loans:
Construction and Land Development	116,389,134	94,912,271
Real Estate - Commercial and Residential	81,130,349	65,122,928
SBA	19,883,247	21,964,919
Commercial	52,796,722	43,970,126
Consumer	5,066,085	4,411,829
TOTAL LOANS	275,265,537	230,382,073
Allowance for Loan Losses	(3,251,002)	(2,808,883)
NET LOANS	272,014,535	227,573,190
Federal Reserve, FHLB and Bankers’ Bank Stock, at Cost	2,086,850	1,615,500
Premises and Equipment	1,604,318	1,592,224
Accrued Interest and Other Assets	3,657,713	2,716,912
	$318,445,693	$265,581,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-Bearing Demand	$46,099,641	$54,772,554
NOW Interest-Bearing Checking	13,323,197	14,539,658
Savings and Money Market Accounts	87,783,374	76,319,842
Time Deposits Under $100,000	20,617,162	26,661,648
Time Deposits $100,000 and Over	94,015,104	64,914,710
TOTAL DEPOSITS	261,838,478	237,208,412
Subordinated Debt and Other Borrowings	29,000,000	5,000,000
Accrued Interest and Other Liabilities	1,644,853	1,142,820
TOTAL LIABILITIES	292,483,331	243,351,232
Commitments and Contingencies - Notes D and G	—	—
Shareholders’ Equity:
Common Stock - 20,000,000 Shares Authorized, No Par Value; Shares Issued and Outstanding: 3,889,692 in 2006 and 3,849,540 in 2005	20,636,930	20,261,472
Additional Paid-in Capital	104,915	—
Retained Earnings	5,210,116	2,008,341
Accumulated Other Comprehensive Income (Loss), Net of Taxes	10,401	(39,451)
TOTAL SHAREHOLDERS’ EQUITY	25,962,362	22,230,362
	$318,445,693	$265,581,594

The accompanying notes are an integral part of these financial statements.

1ST PACIFIC BANK OF CALIFORNIA

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
INTEREST INCOME
Interest and Fees on Loans	$22,435,496	$16,021,950	$9,942,904
Interest on Investment Securities	374,560	236,334	321,768
Interest on Federal Funds Sold	649,660	436,525	98,576
TOTAL INTEREST INCOME	23,459,716	16,694,809	10,363,248

INTEREST EXPENSE
Interest on NOW, Savings and Money Market Accounts	2,714,586	1,827,233	856,841
Interest on Time Deposits	4,848,524	2,008,048	1,020,345
Interest on Borrowings	653,744	290,039	45,906
TOTAL INTEREST EXPENSE	8,216,854	4,125,320	1,923,092

NET INTEREST INCOME	15,242,862	12,569,489	8,440,156

Provision for Loan Losses	444,000	552,500	850,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,798,862	12,016,989	7,590,156

NONINTEREST INCOME
Service Charges, Fees and Other Income	395,676	325,244	238,625
Gain on Early Redemption of Investment Securities	—	—	38,979
Brokered Loan Fees and Gain on Loan Sales	142,762	165,963	187,982
	538,438	491,207	465,586
NONINTEREST EXPENSE
Salaries and Employee Benefits	6,075,991	5,072,754	3,480,053
Occupancy and Equipment Expense	1,536,809	1,352,077	940,993
Marketing and Business Promotion	580,119	587,679	412,125
Data Processing	717,034	637,624	526,870
Professional and Regulatory Fees	395,204	381,520	318,047
Office and Administrative Expenses	601,350	487,458	313,323
Other Miscellaneous Expenses	21,818	12,650	1,350
	9,928,325	8,531,762	5,992,761
INCOME BEFORE INCOME TAXES	5,408,975	3,976,434	2,062,981

Income Tax Expense	2,207,200	1,626,300	836,500
NET INCOME	$3,201,775	$2,350,134	$1,226,481

NET INCOME PER SHARE - BASIC	$0.83	$0.61	$0.34
NET INCOME PER SHARE - DILUTED	$0.76	$0.56	$0.32

The accompanying notes are an integral part of these financial statements.

1ST PACIFIC BANK OF CALIFORNIA

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

						Accumulated
	Common Stock		Addt’l	Retained		Other
	Number of		Paid-in	Earnings	Comprehensive	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Income

Balance, January 1, 2004	3,147,188	$15,857,202	$—	$(1,568,274)		$73,198
Exercise of Stock Options and Warrants, Including Tax Benefits of $24,100	672,732	4,201,577

Comprehensive Income:
Net Income				1,226,481	$1,226,481
Unrecognized Loss in Investment Securities Available for Sale, Net of Taxes of $48,889					(70,351)	(70,351)
Less Reclassification of Gains Included in Net Income, Net of Taxes of $15,981					(22,998)	(22,998)
Total Comprehensive Income					$1,133,132
Balance, December 31, 2004	3,819,920	20,058,779	—	(341,793)		(20,151)

Exercise of Stock Options and Warrants, Including Tax Benefits of $45,500	29,620	202,693

Comprehensive Income:
Net Income				2,350,134	$2,350,134
Unrecognized Loss in Investment Securities Available for Sale, Net of Taxes of $14,255					(20,513)	(20,513)
Add Reclassification of Loss Included in Net Income, Net of Taxes of $843					1,213	1,213
Total Comprehensive Income					$2,330,834
Balance, December 31, 2005	3,849,540	20,261,472	—	2,008,341		(39,451)

Stock-Based Compensation			104,915
Exercise of Stock Options, Including Tax Benefits of $142,600	40,152	375,458

Comprehensive Income:
Net Income				3,201,775	$3,201,775
Unrecognized Gain in Investment Securities Available for Sale, Net of Taxes of $34,643					49,852	49,852
Total Comprehensive Income					$3,251,627
Balance, December 31, 2006	3,889,692	$20,636,930	$104,915	$5,210,116		$10,401

The accompanying notes are an integral part of these financial statements.

1ST PACIFIC BANK OF CALIFORNIA

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
OPERATING ACTIVITIES
Net Income	$3,201,775	$2,350,134	$1,226,481
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	444,000	552,500	850,000
(Gain) Loss on Sale, Redemption of Securities	—	2,056	(38,979)
Stock-Based Compensation	104,915	—	—
Depreciation and Amortization	487,027	378,098	294,640
Deferred Income Tax Expense (Benefit)	(245,300)	(246,800)	354,800
Other Items	(228,111)	230,803	(118,473)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,764,306	3,266,791	2,568,469

INVESTING ACTIVITIES
Purchase of Investment Securities Available for Sale	(7,261,146)	—	(5,108,594)
Maturities, Sales, Calls and Principal Reduction on Securities Available for Sale	1,492,924	2,759,730	4,640,132
Change in Equity Stock	(471,350)	(392,300)	(544,950)
Net Increase in Loans	(44,885,345)	(41,838,644)	(67,463,764)
Purchases of Premises and Equipment	(499,121)	(688,616)	(682,108)

NET CASH USED BY INVESTING ACTIVITIES	(51,624,038)	(40,159,830)	(69,159,284)

FINANCING ACTIVITIES
Net Increase in Demand, NOW and Savings Accounts	1,574,158	21,053,850	33,702,343
Net Increase in Time Deposits	23,055,908	35,863,589	17,179,535
Proceeds from Issuance of Subordinated Debt	—	5,000,000	—
Increase (Decrease) in Short-Term Borrowings	24,000,000	(9,000,000)	9,000,000
Proceeds from Exercise of Options and Warrants	375,458	157,193	4,177,477

NET CASH PROVIDED BY FINANCING ACTIVITIES	49,005,524	53,074,632	64,059,355

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,145,792	16,181,593	(2,531,460)
Cash and Cash Equivalents at Beginning of Period	28,938,147	12,756,554	15,288,014

CASH AND CASH EQUIVALENTS AT END OF YEAR	$30,083,939	$28,938,147	$12,756,554

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$7,970,434	$3,907,834	$1,886,789
Taxes Paid	$2,680,000	$1,642,983	$410,844

The accompanying notes are an integral part of these financial statements.

1ST PACIFIC BANK OF CALIFORNIA

NOTES TO FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Bank has been organized as a single operating segment and operates five full-service branch offices, three in San Diego, California, one in Oceanside, California and one in El Cajon, California, and a loan production office in Murrieta, California.  The Bank’s primary source of revenue is derived from providing loans and deposits to its customers, who are predominately small and middle-market businesses and individuals.  The Bank operates under a state bank charter and, as such, is subject to regulation by the California Department of Financial Institutions.  As a member of the Federal Reserve System, the Bank is also subject to regulation by the Federal Reserve Bank and the Federal Deposit Insurance Corporation insures the Bank’s deposits.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Cash and Due from Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank was in compliance with all reserve requirements as of December 31, 2006.  The Bank maintains amounts due from banks, which exceed federally insured limits; the Bank has not experienced any losses in such accounts.

Investment Securities

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investments not classified as trading securities nor as held to maturity securities are classified as available-for-sale securities and recorded at fair value.  Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders’ equity.  Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method.  Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers: the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.  Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, generally when past due 90 days based on the contractual terms of the loan. Interest income is subsequently recognized only to the extent cash payments are received.  For impairment recognized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for credit losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for credit losses that otherwise would be reported.

Allowance for Loan Losses

The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified doubtful, substandard and special mention.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter.  Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Advertising Costs

The Bank expenses the costs of advertising in the year incurred.

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements.  A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized.  Realization of tax benefits of deductible temporary differences and operating loss carry-forwards depends on having sufficient taxable income of an appropriate character within the carry-forward periods.

Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note G.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Earnings Per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Weighted average shares outstanding used in the computation of basic earnings per share were 3,865,330 in 2006, 3,840,596 in 2005 and 3,560,036 in 2004.  Weighted average shares outstanding used in the computation of diluted earning per share were 4,193,154 in 2006, 4,183,787 in 2005 and 3,886,072 in 2004.

Disclosure about Fair Value of Financial Instruments

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments.  The Bank’s estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value.  Accordingly, the estimates are not necessarily indicative of the amounts the Bank could have realized in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  The provisions of FIN 48 are effective as of the beginning of fiscal year 2007.  The Bank does not anticipate any significant financial impact from implementing FIN 48.

Stock-Based Compensation

The Bank has adopted SFAS No. 123(R) “Shared-Based Payment.” This Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.  This cost is recognized over the period in which an employee is required to provide services in exchange for the award, generally the vesting period.

Change in Accounting Principle

The Bank adopted SFAS No. 123(R) on January 1, 2006 using the “modified prospective method.”  Under this method compensation expense is recognized using the fair-value method for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled after January 1, 2006 and prior periods are not restated.  In addition, the unvested portion of previously awarded options outstanding as of January 1, 2006 will also be recognized as expense over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS No. 123(R).  The fair value of each grant is estimated using the Black-Scholes option-pricing model. During 2006 the Bank recognized pre-tax stock-based compensation expense of $104,915, as a result of adopting SFAS No. 123(R), which resulted in a reduction in net income of approximately $74,000 and reduced basic and diluted earnings per share by $0.02.

Prior to the adoption of SFAS No. 123(R), the Bank accounted for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Bank’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  All of the Bank’s stock option grants included exercise prices equal to the Bank’s current market price per share; accordingly, no compensation expense was reported using the intrinsic value method of APB Opinion No. 25.

Had compensation cost for the Bank’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123(R), the Bank’s net income and income per share for 2005 and 2004 would have changed to the pro forma amounts indicated below:

	2005	2004
Net Income:
As Reported	$2,350,134	$1,226,481
Stock-Based Compensation using Instrinsic Value Method	—	—
Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123(R)	(532,719)	(254,518)
Pro Forma Net Income	$1,817,415	$971,963
Basic Net Income Per Share:
As Reported	$0.61	$0.34
Pro Forma	$0.47	$0.27
Diluted Net Income Per Share:
As Reported	$0.56	$0.32
Pro Forma	$0.43	$0.25

During November 2005, the Bank accelerated the vesting of all unexpired outstanding stock options that would otherwise have vested at various times during the two years ending December 31, 2007 (the “accelerated vesting period”).  Of the total options outstanding at that time, vesting was accelerated on approximately 128,000 options that were scheduled to vest at various times during the accelerated vesting period.  This action did not affect options that would have already vested by December 31, 2005, which totaled approximately 585,000.  With the consent of the individual optionees, any such options exercised during the accelerated vesting period will be restricted and subject to a holding period through the date on which the options would have been permitted to be exercised under the option’s original vesting terms. No expense was recognized in 2005 in connection with this acceleration as the Bank believes all of the employees and directors receiving the acceleration benefit will continue on as employees and directors through the original option vesting terms.

The decision to accelerate the vesting of these stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Bank’s adoption of SFAS 123(R).  As a result of the acceleration of the vesting of these options, approximately $338,000, net of tax benefits, is reflected in pro forma income disclosure above in 2005 under SFAS 123(R) and will not result in a future expense in the statement of operations.

Comprehensive Income

The Bank adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components.  Changes in unrealized gain or loss on available-for-sale securities, net of taxes, are the only components of other comprehensive income for the Bank.

Reclassifications

Certain amounts have been reclassified in the 2005 and 2004 financial statements to conform to the 2006 financial statement presentation, with no effect on net income or equity.

NOTE B — INVESTMENT SECURITIES

Debt and equity securities have been classified in the statements of condition according to management’s intent.  The carrying amount of securities and their approximate fair values at December 31 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
December 31, 2006
Corporate Debt Securities	$3,958,200	$26,675	$—	$3,984,875
Mortgaged-Backed Securities	5,022,509	30,118	(39,164)	5,013,463

	$8,980,709	$56,793	$(39,164)	$8,998,338

December 31, 2005
Mortgaged-Backed Securities	$3,212,487	$2,875	$(69,741)	$3,145,621

	$3,212,487	$2,875	$(69,741)	$3,145,621

As of December 31, 2006 and 2005, the Bank had two agency mortgage-backed securities with a fair value of $2,031,281 and $2,912,648 and an unrealized holding loss of $39,164 and $69,741, respectively, that had been in an unrealized loss position for more than twelve months.  Such unrealized holding losses are the result of an increase in market interest rates during 2005 and 2006 and are not the result of increased credit or principal risk; each of these securities are guaranteed by the federal government or a government-sponsored agency.  Based on the nature of the investments and as management has the ability to hold the debt securities for the foreseeable future, these unrealized losses were not considered other-than-temporary as of December 31, 2006.

The scheduled maturities of securities available for sale at December 31, 2006 were as follows:

	Amortized	Fair
	Cost	Value

Due in One Year or Less	$—	$—
Due from One Year to Five Years	3,958,200	3,984,875
Mortgaged-Backed Securities	5,022,509	5,013,463

	$8,980,709	$8,998,338

As of December 31, 2006, included in accumulated other comprehensive income is net unrealized gains of $17,629 less deferred tax liability of $7,228.  As of December 31, 2005, included in accumulated other comprehensive income is net unrealized losses of $66,866 less deferred tax benefit of $27,415.

NOTE C — LOANS

The Bank’s loan portfolio consists primarily of loans to borrowers within San Diego County, California.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are, to some degree, concentrated in those industries.

A summary of the changes in the allowance for loan losses as of December 31 follows:

	2006	2005	2004

Balance at Beginning of Year	$2,808,883	$2,264,726	$1,453,647
Additions to the Allowance Charged to Expense	444,000	552,500	850,000
Recoveries on Loans Charged Off	384	2,873	2,447
	3,253,267	2,820,099	2,306,094

Less Loans Charged Off	(2,265)	(11,216)	(41,368)

	$3,251,002	$2,808,883	$2,264,726

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon and information pertaining to loans on nonaccrual and certain past due loans as of December 31:

	2006	2005	2004

Recorded Investment in Impaired Loans	$—	$1,052,300	$—
Related Allowance for Loan Losses	$—	$7,427	$—
Average Recorded Investment in Impaired Loans	$1,229,197	$625,908	$241,292
Interest Income Recognized for Cash Payments	$95,176	$83,652	$32,128
Total Loans on Nonaccrual	$—	$1,052,300	$—
Total Loans Past Due 90 Days or More and Still Accruing	$—	$—	$—

The Bank has pledged certain loans as collateral for public deposits. These loans totaled $1,057,000 as of December 31, 2006 and $1,257,000 as of December 31, 2005.  In addition, as of December 31, 2006, loans totaling $122.8 million were pledged to secure credit facilities available through the Federal Home Loan Bank discussed in Note H.

Included in total loans are deferred loan fees, net of deferred loan costs, of $371,605 as of December 31, 2006 and $457,909 as of December 31, 2005.

NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

	2006	2005

Furniture, Fixtures, and Equipment	$1,626,779	$1,494,236
Computer Equipment	635,603	455,397
Leasehold Improvements	988,748	820,051
Construction in Progress	28,728	11,053
	3,279,858	2,780,737
Less Accumulated Depreciation and Amortization	(1,675,540)	(1,188,513)

	$1,604,318	$1,592,224

Below is a summary of future lease rental payables under non-cancelable operating lease commitments, including estimated common area charges. The table below includes commitments on existing office leases at December 31, 2006, as well as a lease for new corporate office space, which will commence on September 1, 2007:

2007	$1,003,075
2008	1,143,564
2009	1,193,033
2010	1,105,946
2011	1,197,448
Thereafter	5,529,578

$11,172,644

The minimum rental payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.  The operating leases generally include either annual fixed increases in the minimum rent or an increase based on the increase in the consumer price index.  Additionally, each lease requires payment towards common area charges, either as a pro-rata portion of all operating costs or for increases in such costs over a base year.  Management expects that in the normal course of business, leases that expire will be renewed through existing renewal options or be replaced by other leases.

Total rental expense was approximately $725,000 for the year ended December 31, 2006, $661,000 for the year ended December 31, 2005 and $377,000 for the year ended December 31, 2004.

NOTE E — DEPOSITS

At December 31, 2006, the scheduled maturities of time deposits are as follows:

Due in One Year or Less	$86,842,397
Due from One to Three Years	27,789,869

$114,632,266

Deposits from executive officers, directors and their related interests with which they are associated held by the Bank totaled $3,249,246 at December 31, 2006 and $5,941,622 at December 31, 2005.

NOTE F — INCOME TAXES

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition at December 31:

	2006	2005
Deferred Tax Assets:
Allowance for Loan Losses Due to Tax Limitations	$1,194,500	$1,011,800
State Franchise Taxes	183,500	118,300
Other Items	88,500	68,100
	1,466,500	1,198,200
Deferred Tax Liabilities:
Deferred Loan Costs	(255,800)	(231,300)
Other Items	(106,200)	(73,100)
	(362,000)	(304,400)
Valuation Allowance	—	—

Net Deferred Tax Assets	$1,104,500	$893,800

The provision for income taxes consists of the following:

	2006	2005	2004
Taxes Currently Payable	$2,452,500	$1,873,100	$481,700
Deferred Taxes (Benefits)	(245,300)	(246,800)	354,800

	$2,207,200	$1,626,300	$836,500

The principal sources of deferred income taxes and the tax effect of each are as follows:

	2006	2005	2004
Accelerated Depreciation	$200	$(43,700)	$(32,200)
Provision for Loan Losses	(182,700)	(247,700)	(356,400)
State Taxes	(65,200)	(125,400)	(15,900)
Net Operating Loss Carryforwards	—	62,300	633,000
Organizational Costs	—	105,000	126,000
Other	2,400	2,700	300

Net deferred taxes (benefits)	$(245,300)	$(246,800)	$354,800

As a result of the following items, the total tax expense was different from the amount computed by applying the statutory income tax rate to earnings before income taxes:

	2006		2005		2004
Federal “Expected” Tax	$1,839,000	34.0%	$1,352,000	34.0%	$701,400	34.0%
State Franchise Tax, Net	341,000	6.3%	258,000	6.5%	147,600	7.2%
Other	27,200	0.5%	16,300	0.4%	(12,500)	-0.6%

	$2,207,200	40.8%	$1,626,300	40.9%	$836,500	40.6%

NOTE G - COMMITMENTS

In the ordinary course of business, the Bank enters into financial commitments to meet the financing needs of its customers.  These financial commitments include commitments to extend credit and standby letters of credit.  Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the Bank’s financial statements.

The Bank’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

As of December 31, 2006 and 2005, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2006	2005

Commitments to Extend Credit	$87,527,000	$85,661,000
Standby Letters of Credit	3,224,000	1,649,000

	$90,751,000	$87,310,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.  The Bank evaluates each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Bank is based on management’s credit evaluation of the customer.  The majority of the Bank’s commitments to extend credit and standby letters of credit are secured by real estate.

NOTE H - BORROWING ARRANGEMENTS

The Bank may borrow up to $13,000,000 overnight on an unsecured basis from its correspondent banks.  In addition, the Bank has arranged a credit facility with the Federal Home Loan Bank of San Francisco.  Under this credit facility, the Bank may borrow up to 25% of its assets subject to providing adequate collateral and fulfilling other conditions of the credit facility.  As of December 31, 2006, the Bank had $24,000,000 outstanding in FHLB advances, which mature in January 2007, and have a weighted average interest rate of 5.34%.  The Bank had no outstanding advances under these borrowing lines at December 31, 2005.

On March 31, 2005, the Bank issued $5 million in Floating Rate Junior Subordinated Debentures in a private placement offering.  This offering was undertaken in order to raise the Bank’s capital ratios.  Under current risk-based capital guidelines, subordinated debentures qualify for Tier 2 capital treatment up to 50% of Tier 1 capital and, therefore, increased the Bank’s total risk-based capital ratio.  The terms of the subordinated debt are: a final maturity of June 15, 2020, a right on behalf of the Bank for early redemptions beginning in June, 2010, and an interest rate which floats quarterly based on 3-Month LIBOR plus a spread of 178 basis points. The interest rate on the subordinated debt as of December 31, 2006 was 7.14%.

NOTE I - EMPLOYEE BENEFIT PLAN

The Bank has a retirement savings 401(k) plan in which substantially all employees may participate.  The Bank makes discretionary contributions to the plan.  Total contribution expense for the plan was $73,000 in 2006, $53,000 in 2005 and $36,000 in 2004.

NOTE J - STOCK OPTION PLAN

The 2000 Stock Option Plan (2000 Plan) was approved by the stockholders on April 26, 2001, which makes available options on shares of the Bank’s common stock for grant to employees, directors and consultants at prices not less than the fair market value of such shares at dates of grant. During 2003 and 2005, the shareholders approved amendments to the 2000 plan increasing the total shares available under the 2000 Plan to 1,145,976.  All options under the 2000 Plan shall expire on such date as the Board of Directors may determine, but not later than ten years from the date an option is granted, and generally vest over five years.  The 2000 Plan provides for accelerated vesting if there is a change of control.  The Bank recognized stock-based compensation expense of approximately $105,000 in 2006 and related tax benefits of $31,000.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions presented below:

	2006	2005	2004

Expected Volatility	16.90%	33.20%	19.00%
Expected Term	6.5 Years	6.5 Years	7.0 Years
Expected Dividends	None	None	None
Risk Free Rate	4.54%	4.31%	3.50%
Weighted-Average Grant Date Fair Value	$4.36	$5.09	$2.72

Although trading in the Bank’s stock has not been extensive, it is quoted and trades are reported on the OTC Bulletin Board.  Given the limited historical trading activity, the expected volatility is based on historical activity.  The expected term represents the estimated average period of time that the options remain outstanding.  Since the Bank does not have sufficient historical data on the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term.  The risk free rate of return reflects the grant date interest rate offered for U.S. Treasury bonds over the expected term of the options.

A summary of the status of the Bank’s stock option plan as of December 31, 2006 and changes during the year ending thereon is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value

Outstanding at Beginning of Year	817,962	$6.95
Granted	41,500	$14.30
Exercised	(40,152)	$5.80
Forfeited and Expired	(9,668)	$12.09

Outstanding at End of Year	809,642	$7.32	6.62 Years	$7,025,000

Options Exercisable	673,902	$6.39	6.63 Years	$6,479,000

The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $347,000 and $158,000, respectively.  As of December 31, 2006, there was $450,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted average period of approximately 3 years.

NOTE K - STOCK SPLIT

During 2005, the Bank issued a two-for-one stock split of the Bank’s common stock.  All per share data in the financial statements and footnotes have been adjusted to give retroactive effect of this split.

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business, and the value of assets and liabilities that are not considered financial instruments.  Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash, short-term investments, and due from customers on acceptances, and bank acceptances outstanding are considered to approximate fair value. Short-term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with banks.  The fair values of investment securities, including available for sale, are generally based on quoted market prices.  The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand, commercial paper, and other borrowed funds are considered to approximate fair value.  For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.  The fair value of long-term debt is based on rates currently available to the Bank for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair value of these financial instruments is not material.

The estimated fair value of financial instruments at December 31 is summarized as follows (amounts in thousands):

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and Due from Banks	$9,099	$9,099	$5,228	$5,228
Federal Funds Sold	20,985	20,985	23,710	23,710
Investment Securities	8,998	8,998	3,146	3,146
Loans	272,015	272,221	227,573	227,711
Federal Reserve, FHLB and Bankers’ Bank Stock, at Cost	2,087	2,087	1,616	1,616
Accrued Interest Receivable	1,432	1,432	1,043	1,043

Financial Liabilities:
Deposits	261,838	262,152	237,208	237,120
Borrowings	29,000	29,025	5,000	5,069
Accrued Interest and Other Liabilities	1,645	1,645	1,143	1,143

NOTE M - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Board categorized the Bank as well capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category).

To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below.  The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
			Under Prompt Corrective Provisions
			To Be		To Be
			Adequately		Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$34,198	11.5%	$23,836	8%	$29,796	10%
Tier 1 Capital (to Risk-Weighted Assets)	$25,947	8.7%	$11,918	4%	$17,877	6%
Tier 1 Capital (to Average Assets)	$25,947	8.7%	$11,981	4%	$14,977	5%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$30,073	12.2%	$19,783	8%	$24,728	10%
Tier 1 Capital (to Risk-Weighted Assets)	$22,264	9.0%	$9,891	4%	$14,837	6%
Tier 1 Capital (to Average Assets)	$22,264	8.8%	$10,162	4%	$12,703	5%

The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of the Bank’s undivided profits or the Bank’s net income for its last three fiscal years less the amount of any distribution made by the Bank to shareholders during the same period.

NOTE N - FORMATION OF 1st PACIFIC BANCORP

On January 16, 2007, the Bank was involved in a corporate reorganization whereby the Bank became a wholly-owned subsidiary of a newly formed bank holding company, 1st Pacific Bancorp.  The appropriate state and federal regulators, and the shareholders of 1st Pacific Bank of California, approved the bank holding company reorganization.  In the reorganization, 100% of the outstanding shares of common stock of 1st Pacific Bank of California were converted into an equal number of shares of common stock of 1st Pacific Bancorp.  There was no cash involved in the transaction and the reorganization was accounted for like a pooling of interests.

1st Pacific Bancorp has had no significant business activity other than its investment in 1st Pacific Bank of California; therefore, no separate financial information on 1st Pacific Bancorp is provided.

NOTE O - SUBSEQUENT EVENTS

On February 23, 2007, 1st Pacific Bancorp announced that it entered into a definitive agreement to acquire all of the outstanding common stock and options of Landmark National Bank (“Landmark”) in a cash and stock deal valued at approximately $24.6 million. Landmark shareholders will have the option to receive either $12.45 in cash or 0.778125 of a share of 1st Pacific Bancorp common stock for each share of Landmark common stock, provided that about 65% of the consideration is paid in stock. The acquisition of Landmark is subject to regulatory approval and the approval of the shareholders of both companies and is currently expected to close in the second or third quarter of 2007.

An unaudited summary of 1st Pacific Bancorp’s preliminary purchase price allocations for the Landmark acquisitions follows, based on balance sheet information from Landmark as of December 31, 2006.  These purchase price allocations are based on estimates and are subject to change as more information becomes available and after final analyses of the fair values of both tangible and intangible assets acquired and liabilities assumed are completed.  Accordingly, the final fair value adjustments may be materially different from those presented in this report.

Landmark National Bank (in 000’s)
Assets Acquired or to be Acquired:
Cash and Investments	$42,200
Loans, Net	74,900
Goodwill and Other Intangibles	9,400
Deferred Tax Asset	3,100
Other Assets	2,000
Total Assets Acquired	131,600

Liabilities Assumed or to be Assumed:
Deposits	102,200
Borrowings & Other Liabilities	4,800
Total Liabilities Assumed	107,000

Total Consideration Paid Including Net Value of Options and Warrants Assumed	$24,600