Form 10-K/A
period 2006-12-31
1st Pacific Bancorp
filed 2007-04-27
CIK 1380712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-52436

1ST PACIFIC BANCORP

(Exact name of registrant as specified in its charter)

California	33-0905235
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No)

4275 Executive Square #650
La Jolla, California	92037
(Address of Principal Executive Offices)	(Zip Code)

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

Documents incorporated by reference: None.

1st PACIFIC BANCORP

ii

EXPLANATORY NOTE

1st Pacific Bancorp is filing this Amendment No. 1 to amend Items 10 through 14 of Part III of its Form 10-K filed on March 23, 2007 (the “Original Filing”) for the purpose of including the information required by these Items because, as a result of a previously-announced pending merger transaction, 1st Pacific Bancorp’s definitive proxy statement involving such information will not be filed before April 30, 2007 (i.e., within 120 days after the end of the fiscal year covered by the Original Filing).  In connection with this Amendment No. 1, 1st Pacific Bancorp is including as exhibits updated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Solely for this reason, 1st Pacific Bancorp also has restated Part IV of the Original Filing in Part IV of this Amendment No. 1.  Except as set forth in the immediately preceding sentence, this Amendment No. 1 does not alter or restate any of the information set forth in the Original Filing.

This Amendment  No.  1 continues to speak as of the date of the Form 10-K filed on March 23, 2007 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

Unless the context requires otherwise, references in this Amendment No. 1 to “1st Pacific Bancorp”, the “Company”, “we”, “our”, or “us” includes 1st Pacific Bancorp, a California corporation, and its subsidiaries, including 1st Pacific Bank of California.  A holding company reorganization was completed on January 16, 2007, whereby all outstanding shares of 1st Pacific Bank of California were converted into an equal number of shares of 1st Pacific Bancorp. Prior to the reorganization, 1st Pacific Bancorp had minimal activity, which was primarily related to preparing for the reorganization.  At present, 1st Pacific Bancorp does not engage in any material business activities other than ownership of 1st Pacific Bank of California. References to 1st Pacific Bancorp for periods prior to January 16, 2007, are references to 1st Pacific Bank of California.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning Directors and Executive Officers

The following table provides information with respect to each executive officer, current member of the board of directors and each nominee of 1st Pacific Bancorp.  There is no family relationship among any of the nominees, directors and/or any of 1st Pacific Bancorp’s executive officers. Detailed information about director nominees and executive officers is provided below.

Name	Current Position with Bank	Age	Elected or Appointed
Robert P. Cange	Director	56	2000

Albert Colucci	Director	69	2000

Veronica Z. Froman	Director	59	2004

James G. Knight, M.D.	Chairman of the Board, Director	54	2000

Susan Lew	Director	59	2000

Albert Logan, CPA	Director	64	2001

A. Vincent Siciliano	President, Chief Executive Officer, Director	56	2002

James H. Burgess, CPA	Executive Vice President and Chief Financial Officer	45	1999

Larry A. Prosi	Executive Vice President and Chief Banking Officer	59	2005

Richard H Revier	Executive Vice President and Chief Credit Officer	54	2000

The indicated year initially elected or appointed includes similar positions held with 1st Pacific Bank of California prior to the formation of 1st Pacific Bancorp.

The following is a brief summary of the background and business experience, including principal occupation, during the last five years, for each of the director nominees and executive officers.

A. VINCENT SICILIANO, President, Chief Executive Officer and Director.  Mr. Siciliano joined 1st Pacific Bank of California in September 2001, ten months after 1st Pacific Bank of California’s opening. Mr. Siciliano has over 20 years of commercial banking experience. Just prior to joining 1st Pacific Bank of California, he was a management consultant assisting companies with strategic planning and change management. From 1999 to 2000, he served as Chief Administrative Officer of The Eastridge Group of Staffing Companies, San Diego’s largest local staffing company.  From 1997 through early 1999, he served as Chief Operating Officer of First National Bank.  From 1995 to 1997, he served as President and Chief Executive Officer of Danielson Trust Company, San Diego’s largest local trust company.  Prior to joining Danielson Trust Company, he served eight years as President and CEO of International Savings Bank.  He also spent 10 years with Bank of America, where he managed their corporate lending activities in San Diego, and worked seven years with Bank of America’s Asian Division in Taiwan, Philippines and Singapore.

Mr. Siciliano graduated from Stanford University and the University of California at Berkeley.  He has served as Chairman of the San Diego Chamber of Commerce Foundation, the San Diego County International Trade Commission, and the LISC Affordable Housing Program. He has also served as a board member of the Greater San Diego Chamber of Commerce, the San Diego Dialogue and several other civic organizations. On a national level, he has been a member of the Board of Governors of the Savings and Community Bankers of America and the board of the California League of Savings Institutions. Currently Mr. Siciliano is on the board of the Ken Blanchard Center for Faith Walk Leadership, serves as a board member of the Community Bankers of California, is on the Advisory Board of the International Community Foundations and is a sponsor and Advisory Board Member for the EMC Family Business Forum at San Diego State University.

ROBERT P. CANGE, Director — Mr. Cange is the President, Chief Executive Officer and founder of Cange International, Inc., an export management company formed in 1989 that provides international marketing and sales services to U.S. manufacturers of high-end consumer goods and has sold products in more than 80 countries around the world.  Mr. Cange has been appointed by the U.S. Secretary of Commerce to serve on San Diego’s District Export Council.  Previously, Mr. Cange served as the Marketing Manager for the Foreign Credit Insurance Association/Export-Import Bank of the United States and as an international lending officer for banks in California and Missouri.  He holds a Bachelors Degree in Economics from Saint Louis University and a Juris Doctor Degree from California Western School of Law.

ALBERT COLUCCI, Director — Mr. Colucci is Chairman and President of CBC Investment, a company involved primarily in real estate investment, management and construction, which he co-founded in 1958 with his brother, Salvatore.  From 1982 to 1998, he served as a founding Director of Rancho Vista National Bank and, during 1999, he served as a Director for Bank of Commerce, which acquired Rancho Vista National Bank.

VERONICA Z. FROMAN, Director — Ms. Froman is currently the Chief Operating Officer of the City of San Diego. From 2003 to 2006 she was the Chief Executive Officer for the San Diego/Imperial Counties Chapter of the American Red Cross.  Prior to that assignment, from 2001 to 2003, Ms. Froman was Chief of Business Operations for the San Diego City Schools.  Previously, Ms. Froman served over 31 years in the United States Navy retiring with the rank of Rear Admiral.  Her naval career includes being Commanding Officer, Personnel Support Activity Hawaii, Pearl Harbor, Hawaii from 1988 to 1990; Head, General Unrestricted Line Assignment Branch,

Chief of Naval Personnel, Washington DC, 1990 to 1993; Commanding Officer, Naval Station Charleston, South Carolina, from 1993 to 1995; Director of Manpower and Personnel, Joint Staff, Washington, DC from 1995 to 1997; Commander, Navy Region Southwest, San Diego, California from 1997 to 2000; and Director, Ashore Readiness Chief of Naval Operations, Washington, DC from 2000 to 2001.  Ms. Froman graduated from Seton Hill College, Greensburg, Pennsylvania with a Bachelor of Arts Degree in Political Science.  She has received numerous awards, including the San Diego Press Club Headliners Award, San Diego Women Who Mean Business Award and the YWCA TWIN Award, Girl Scouts Cool Women Award — YWCA.  Most recently she was recognized as one of San Diego Magazine’s 50 People to Watch and received the San Diego Mediation Center Peace Maker Award.

JAMES G. KNIGHT, M.D., Chairman — Dr. Knight has been a urologist in private practice in San Diego since 1988 following five years of military service.  Dr. Knight received a Bachelors Degree in Physics from Trinity College in Hartford, Connecticut, and his MD from Baylor College of Medicine in Houston, Texas, where he also completed his residency training.  He is CEO of Consumer Directed Health Care, Inc., Treasurer of Consumers for Health Care Choice (a national consumer advocacy organization) and a past President of the San Diego County Medical Society.

SUSAN LEW, Director — Ms. Lew is the Founder and President of S. Lew & Associates, Inc., a real estate investment group formed in 1978.  She has been a real estate investor, broker, manager, syndicator, developer and consultant for more than 30 years.  Ms. Lew is a Commissioner Emeritus of the San Diego Port Commission, having served two full terms as Port Commissioner from 1993 to 2001 and as Chairman in 1995.  She served on the board of directors of Bank of Commerce from 1994 to 1999.  Ms. Lew has served on numerous other boards and commissions, for which she has received many awards.  Currently, she serves as Commissioner of the San Diego Library Commission and on the Advisory Board of U.C. San Diego’s Graduate School of International Relations / Pacific Studies. Ms. Lew serves as trustee for Sharp Memorial Hospital Group. She is also the Founder and President of San Diego’s “Emerald Chinese Seafood Restaurant” and “Pearl Chinese Cuisine.”

ALBERT LOGAN, Director —  Mr. Logan is a CPA and has been an accounting professional since 1968 and became a Certified Public Accountant in 1970.  Mr. Logan was the founding partner of Logan Throop & Co., LLP, which after 15 years merged its practice with Hutchinson and Bloodgood, LLP in 2001.  Mr. Logan retired as a partner from Hutchinson and Bloodgood LLP on June 30, 2007 and now provides accounting, taxation, consulting and strategic planning services to privately owned businesses and high net worth individuals. Mr. Logan is a licensed CPA in the state of California and a member of both the American Institute and California Society of Certified Public Accountants.

JAMES H. BURGESS, CPA, Executive Vice President and Chief Financial Officer.  Prior to joining 1st Pacific Bank of California during its organization in 1999, from 1998 to 1999, Mr. Burgess served as First Vice President/Treasury Manager at Bank of Commerce in San Diego.  From 1995 to 1998, Mr. Burgess was Senior Vice President and Chief Financial Officer for Rancho Vista National Bank, which was acquired by Bank of Commerce.  From 1990 to 1995, Mr. Burgess served as Chief Financial Officer for two other community banks. Before joining the banking industry, Mr. Burgess was an Audit Manager for Deloitte & Touche, where he audited community banks.  Mr. Burgess is a graduate of California State University, Chico where he earned a Bachelors Degree in Business Administration, Accounting Concentration.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

LARRY A. PROSI, Executive Vice President and Chief Banking Officer.  Mr. Prosi has been 1st Pacific Bank of California’s Executive Vice President and Chief Banking Officer since July 2005.  Prior to holding that position, Mr. Prosi worked as the Regional Manager and Senior Vice President of the Inland North County office.  Before joining 1st Pacific Bank of California in 2004, Mr. Prosi was Senior Vice President and Region Manager of commercial banking for Washington Mutual, where he spent two years overseeing all commercial and corporate banking operations in San Diego County.  Mr. Prosi took a break from banking from 1996-2002, when he was President and Chief Operating Officer of Business Backers Management Corp., a national financial services insurance enterprise. Mr. Prosi has held numerous management positions at other banks, including Senior Vice President at Union Bank of California, Regional Vice President at Wells Fargo Bank and Corporate Banking Officer at The Bank of California. Mr. Prosi is a graduate of Dartmouth College’s graduate school of credit and financial management and has a Bachelor of Science degree in finance from San Diego State University.

RICHARD H. REVIER, Executive Vice President and Chief Credit Officer.  Mr. Revier has been with 1st Pacific Bank of California since organization and upon opening in November 2000 and has more than 25 years experience in banking.  Immediately prior to his becoming a member of the executive management of 1st Pacific Bank of California, Mr. Revier was Vice President of U.S. Bancorp (formerly Bank of Commerce) in San Diego.  Prior to the acquisition of Bank of Commerce by U.S. Bancorp, Mr. Revier was a member of its Executive Management Team and Executive Vice President, where he supervised the Real Estate, Corporate and Homeowner Association Departments.  From 1989 to 1998, Mr. Revier was Executive Vice President and Chief Credit Officer for Rancho Vista National Bank in Vista, for which he also served as Chairman of the Loan Committee and was a member of the Asset and Liability Management Committee.  From 1987 to 1989 he was Vice President/Commercial Lending Officer to Overland Bank in Temecula, and was a Vice President and Manager for First American Capital Bank in Laguna Beach.  Earlier in his career, he held various branch management and lending positions with First National Bank of North County, located in Carlsbad; Southwest Bank, also located in Carlsbad; and Bank of Prescott, located in Prescott, Arizona.

Section 16(a) Beneficial Ownership Reporting Compliance

To 1st Pacific Bancorp’s knowledge, based solely on its review of filings, and amendments, by directors, officers and beneficial owners of more than 10% of a registered class of 1st Pacific Bank of California’s securities under the reporting rules of Section 16(a) of the Exchange Act, furnished to 1st Pacific Bank of California with respect to the 2006 fiscal year, there were no instances of failure to comply with Section 16(a) filing requirements, except Larry Prosi, who was unintentionally late filing one (1)  Form 4, which related to a grant of stock options.  1st Pacific Bancorp has a program in effect to assist its directors and executive officers in complying with the reporting rules of Section 16(a) of the Exchange Act.  1st Pacific Bancorp believes that this program effectively helps prevent most unintentional failures to comply with the reporting provisions.

Code of Ethics

1st Pacific Bancorp has adopted a code of ethics that applies to 1st Pacific Bancorp’s Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Banking Officer and senior managers, a copy of which is available on 1st Pacific Bank of California’s website at www.1stpacbank.com.

Procedures for Shareholders to Recommend Nominees

1st Pacific Bancorp has adopted the same procedures as previously used by 1st Pacific Bank of California by which shareholders may recommend nominees to its board of directors.  The Nominating & Corporate Governance Committee of 1st Pacific Bancorp will consider nominees for the board of directors recommended by 1st Pacific Bancorp’s shareholders if they submit the proposals to 1st Pacific Bancorp’s Corporate Secretary in accordance with established procedures set forth below regarding shareholder proposals and communications.

Under certain circumstances, shareholders are entitled to present proposals at shareholder meetings.  Shareholders of 1st Pacific Bancorp who intend to submit proposals, including proposals for director nominees, to 1st Pacific Bancorp’s shareholders at the 2008 Annual Meeting of Shareholders must submit such proposals to 1st Pacific Bancorp no later than January 14, 2008 in order for them to be included in 1st Pacific Bancorp’s proxy materials for such meeting.  Proposals received by 1st Pacific Bancorp after such date are considered untimely.  Shareholder proposals should be directed to the attention of the Corporate Secretary of 1st Pacific Bancorp, Robert Cange, at 4275 Executive Square, Suite 650, La Jolla, California 92037.  The submission by a shareholder of a proposal does not guarantee that it will be included in the proxy statement.  Shareholder proposals are subject to certain regulations and requirements under the federal securities laws.

Shareholders who intend to submit proposals to 1st Pacific Bancorp’s shareholders at the 2008 Annual Meeting of Shareholders but intend to submit such proposals on their own, either from the floor or through their own proxy statement and proxy, must, in order for such matters to be voted upon by 1st Pacific Bancorp’s shareholders, give notice of such to the management of 1st Pacific Bancorp by March 31, 2008 (at least 45 days before the date when 1st Pacific Bancorp management mails its proxy material for the 2007 meeting, which mailing is expected to be approximately May 14, 2007).  The persons named as proxies for the 2008 Annual Meeting of Shareholders will have discretionary authority to vote on any shareholder proposal not included in 1st Pacific Bancorp’s proxy materials for the meeting, unless 1st Pacific Bancorp receives notice of the proposal within such 45-day period.  If proper notice is received by that date, the proxy holders will not have discretionary voting authority except as provided in federal regulations governing shareholder proposals.

Audit Committee

1st Pacific Bank of California and 1st Pacific Bancorp each has an audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, comprised of: Albert Logan, CPA (Committee Chair), James G. Knight, M.D., Susan Lew and Veronica Z. Froman.  Each member of the audit committee is independent as defined under the applicable rules of the Securities and Exchange Commission and NASDAQ Stock Market (“NASDAQ”) listing standards.  The board of directors has determined that Albert Logan, CPA, who serves on the audit committee, is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.

ITEM 11.               EXECUTIVE COMPENSATION

The board of directors of 1st Pacific Bancorp has appointed a Compensation Committee (“the Committee”) which is tasked to establish, supervise and review policies involving 1st Pacific Bancorp’s personnel performance, compensation and benefits.   1st Pacific Bank of California has an identical committee, composed of the same persons with the same responsibilities and during 2006 references to the “Committee” should be understood to be references to that committee of 1st Pacific Bank of California.

The Committee is made up of three independent outside directors.  The Committee meets on a regular basis to review and approve both policy recommendations and compensation actions that impact the senior officers of the organization. The Committee has a defined Committee Charter which provides for a broad scope of responsibilities to “establish, supervise and review all matters related to compensation within the organization and in particular with regard to matters of compensation affecting officers that hold the corporate title of Senior Vice President and above.”

In compliance with Securities and Exchange Commission requirements, the following is the Compensation Discussion and Analysis as it pertains to the 2006 fiscal year.  This discussion and analysis is focused on the material principles that underlie 1st Pacific Bancorp’s executive compensation policies and decisions.

Compensation Discussion and Analysis

Philosophy

It is the philosophy of the Committee and the board of directors to insure that 1st Pacific Bancorp has the policies and processes in place that will enable 1st Pacific Bancorp to attract, motivate and retain the highest quality workforce while at the same time balancing those needs with the duty to enhance shareholder value.  To achieve these goals the Committee reviews competitive market data and acts on it when warranted.

The Committee generally has a pay for performance philosophy.  This means that compensation actions approved for executives are consistent with results achieved against predetermined objectives that the board of directors believes lead to optimal enhancement of shareholder value.  For 2006, the Committee defined 1st Pacific Bank of California’s peer group as financial institutions operating in California that have assets ranging between $150 million and $300 million.  1st Pacific Bancorp uses asset size and geographic location as key elements in determining the appropriate peer group.  1st Pacific Bancorp utilizes two survey sources to assist with this process.  They are the California Bankers Association Compensation and Benefits Benchmark Survey and the State of California, Department of Financial Institutions, Executive Officer and Director Compensation Survey.  1st Pacific Bank of California’s asset size as of December 2006 was $318 million.

Objectives

The objectives of the compensation program are based on the pay for performance philosophy.  1st Pacific Bancorp’s focus is on objectives that align the executive compensation plan with the interests of shareholders.  The pay for performance philosophy links company performance to individual performance and is designed to support the company’s strategic plan.  It is 1st Pacific Bancorp’s intention, where applicable, to insure that measurable objectives are developed and communicated to participants prior to the commencement of a plan year and that following the completion of the plan year the results achieved are tied directly to the compensation received by plan participants.

1st Pacific Bancorp has targeted Return on Equity (“ROE”) as the primary objective on which executive performance is currently judged.  This objective has been a key part of 1st Pacific Bank of California’s long term objectives since 1st Pacific Bank of California opened as a de novo bank on November 17, 2000.  It is the Committee’s belief that ROE remains an important measure of the meaningful return to its shareholders.

1st Pacific Bank of California has also entered into individual employment contracts with each named officer in this report.  The Committee’s compensation decisions are based on compliance with the elements within the individual contracts and the information obtained from the competitive market.  Further, the provisions of the employment contracts themselves are based on the Committee’s evaluation of internal fairness and objectives of the organization as well as information obtained from the competitive market.

Compensation Elements

In developing its overall compensation strategy, the Committee reviews each element of compensation and the purposes of each.  It then reviews the total of all elements of compensation in order to insure 1st Pacific Bancorp maintains an overall compensation strategy that is competitive.  The elements of compensation included in this discussion and reflected in the charts are the following:

•                  Base Salary

•                  Short-Term Incentive (Annual Bonus)

•                  Total Cash Compensation (Combination of Base Salary and Short-Term Incentive)

•                  Long-Term Incentives (Equity Awards)

•                  Benefits

•      Executive Perquisites/Executive Employment Contracts

The strategy behind each element of compensation has been defined as follows.

Base Salary.  The Committee has defined base salary as the fixed direct compensation paid an executive for performing specific job responsibilities.  The Committee targets base salary between market median and the 65th percentile.  The base salaries of the executives are reviewed from time to time against the competitive market and adjustments made in accordance with the market data and the requirements of the employment contracts.

Short-Term Incentives (Annual Bonus).  The Committee has defined short-term incentives as a bonus which is a form of variable pay paid in addition to base pay for results achieved over and above that expected for normal job performance.  The Committee approved the 1st Pacific Bank of California Incentive Compensation Plan for Senior Management in 2005 (the “Senior Incentive Compensation Plan”).  The Senior Incentive Compensation Plan is designed to reward senior management for productivity, high performance and implementing the business plan and vision of 1st Pacific Bancorp.  The Senior Incentive Compensation Plan is designed to share rewards between shareholders and Senior Incentive Compensation Plan participants.  In order for the Senior Incentive Compensation Plan participants to receive any form of payout, a minimum level of financial performance by 1st Pacific Bancorp must be achieved.

Under the terms of the Senior Incentive Compensation Plan, if earnings before incentive compensation (“EBIC”) is greater than the minimum Return on Average Equity (“ROAE”) for the relevant year, part of the excess amount is allocated to the Plan, with the Plan receiving between 20% and 35% of such excess.  The larger the excess between EBIC and the minimum ROAE for the relevant year, the higher a percentage of the excess is payable to senior management.  ROAE is based upon the generally accepted accounting principles definition of shareholder equity and does not include trust preferred securities or any debt instrument.  In 2006 the plan specifies that no incentive compensation may be paid until 1st Pacific Bank of California achieves a minimum of nine percent (9%) ROAE before the payment of incentive compensation under this plan (“Adjusted ROAE”).  In 2007 the minimum ROAE is increased to 10%. In 2006, if the EBIC is greater than a 9% ROAE, the executive’s share of the excess amount attributable to EBIC is:

Adjusted
ROAE:	9-11%	11-13%	13-14%	16	%+

Senior Management
Incentive	20%	25%	30%	35%

The Chief Executive Officer (“CEO”) reviews the pool established and makes recommendations on all participants, including the CEO, to the Committee.  The Committee reviews and approves final payout.  The CEO is entitled to receive up to 40% of the pool.  No participant shall be entitled to more than 40% without the approval of the board of directors.

Total Cash Compensation (Combination of Base Salary and Short-Term Incentive).  Total cash compensation is defined as the sum of base salary and short-term incentive received over an annual (12) month reporting period.  The Committee’s philosophy regarding total cash compensation is to insure that total cash compensation exceeds the 65th percentile of the market in years in which the short-term objectives have been achieved.

Long-Term Objectives (Equity).  The Committee defines long-term incentives to include all forms of equity compensation.  Equity compensation is an incentive designed to reward and retain executives for long-term performance.  This type of compensation is linked to shareholder return and aligns the executives’ rewards with those achieved by shareholders.

The Committee does not have a formal equity strategy in place but rather has used its discretion in the award of stock options.  The Committee’s strategy has evolved since its original de novo grants were made.  Since that time, grants made have focused on new hires and executive promotions.  The Committee decided to use only non-qualified stock option grants for the 2006 plan year.  All options are priced based on the closing price of the stock on the last trading day prior to the date of grant.

The Committee and the board of directors are submitting to shareholders for their approval a new omnibus equity incentive plan at the 2007 annual shareholders’ meeting.  The new plan, if approved, will enable 1st Pacific Bancorp to use other forms of stock based awards like restricted stock and performance shares when desired.  To insure that stock option grants have been valued in accordance with Financial Accounting Standards Board (“FASB”) guidelines, 1st Pacific Bancorp uses the Black-Scholes Model to value the cost of grants.

During 2006 the Committee authorized a grant of 10,000 non-qualified stock options to Mr. Prosi.  The grant was made at the closing market price on the day prior to the date of the grant.  The grant was made on October 10, 2006 at a price of $14.50.  The grant vests 20% per year over a five (5) year period.  This grant was made to Mr. Prosi in recognition of his promotion to Chief Operating Officer.

Benefits.  Benefits are defined as those plans not related to cash compensation or equity that are needed to insure that a competitive compensation total package is maintained.  Benefits may be qualified or non-qualified.

The Committee’s strategy regarding benefits has been to insure that the plans in place are competitive and assist 1st Pacific Bancorp in attracting the talent needed.  They are designed to provide for the basic health and welfare needs of employees.  This approach to benefits is in keeping with the Committee’s desire to continue to foster a pay for performance rather than an entitlement culture.  At the present, 1st Pacific Bancorp has a basic benefit package, which includes health and insurance benefits and a 401(k) with a discretionary matching provision.  1st Pacific Bancorp has no pension plan.

Executive Perquisites/Executive Employment Contracts.  Executive perquisites are those benefits provided to senior executives over and above the standard benefit package.  These benefits are generally non-qualified.  1st Pacific Bancorp has no executive perquisites in place other than under the current employment contracts between the executives and 1st Pacific Bank of California.  Employment contracts are in place for the current executive officers:

1.             President and Chief Executive Officer — A. Vincent Siciliano

2.             Executive Vice President and Chief Credit Officer — Richard H. Revier

3.             Executive Vice President and Chief Financial Officer — James H. Burgess

4.             Executive Vice President and Chief Banking Officer — Larry Prosi

Each employment contract denotes the minimum annual salary of the executive at the commencement of the contract and may provide for annual increases during the term of the contract.  Other salary increases, if any, shall only be approved by 1st Pacific Bank of California board of directors in its sole discretion.  The contracts also provide for expense reimbursement, auto allowance when used for business purposes, and vacation.  Mr. Siciliano’s contract provides for a golf club membership as well.

Each employment contract contains provisions that provide severance benefits to the executives should their employment be terminated by 1st Pacific Bank of California without cause or without cause within 12 months after change of control or by the executive for good cause within 12 months after a change of control.  The Committee set these various triggers and the amounts based on what it believes to be competitive in the marketplace for each of the executive positions.

A change of control for these purposes is the acquisition of securities representing a majority of the voting power (excluding the formation of a holding company), or a sale of substantially all of the assets of 1st Pacific Bank of California.  Good cause for these purposes is defined as a reduction in base salary below the rate then in effect in accordance with the employment agreement, requiring that the executive be based more than 50 miles from 1st Pacific Bank of California’s headquarters on the date of the employment agreement, a reduction in title or the continuation, after a change of control or imposition within six months after a change of control of a material reduction in the duties or authority of the executive so that he is no longer performing substantially all of the duties associated with his title under the employment agreement.  See the section entitled “Employment Agreements” below for a fuller discussion of the amounts and calculations of the actual payments.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities Section 18 of the Exchange Act, except to the extent that 1st Pacific Bancorp specifically incorporates by reference into a document filed under the Securities Ac of 1933, as amended or the Securities Exchange Act of 1934, as amended.

The Compensation Committee of 1st Pacific Bancorp has reviewed and discussed with management the Compensation Discussion and Analysis for fiscal 2006. Based on the review and discussions, the Committee recommended to the board of directors, and the board of directors has approved, that the Compensation Discussion and Analysis be included in 1st Pacific Bancorp’s Proxy Statement for its 2007 annual meeting of shareholders or Form 10-K for the fiscal year 2006, as applicable.

This report is submitted by the Committee.

Susan Lew (Chairman)
James G. Knight, M.D.
Veronica Z. Froman

Compensation Committee Interlocks and Insider Participation

During fiscal year 2006, the following individuals served as members of the Personnel/Compensation Committee: Susan Lew, James G. Knight, M.D., and Veronica Z. Froman. None of these individuals has ever served as an officer or employee of 1st Pacific Bancorp or any of its subsidiaries or has any relationships with 1st Pacific Bancorp or any of its subsidiaries requiring disclosure under “Transactions with Directors, Executive Officers and Principal Shareholders” or “Other Material Transactions” below. The Personnel/Compensation Committee members have no interlocking relationships requiring disclosure under the rules of the SEC.

Summary Compensation

The following table shows compensation information for fiscal 2006 for the named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)		Total ($)
James H. Burgess	2006	141,500		0	n/a	4,836	61,977	n/a	8,774	(5)	217,087
Executive Vice President,	2005	126,875		0	n/a	29,748	39,681	n/a	8,574	(6)	204,878
Chief Financial Officer	2004	116,250		0	n/a	3,766	23,450	n/a	7,048	(7)	150,514
Larry A. Prosi	2006	144,474		0	n/a	19,136	48,750	n/a	18,964	(8)	231,324
Executive Vice President,	2005	122,083		0	n/a	38,708	48,926	n/a	13,902	(9)	223,619
Chief Banking Officer	2004	29,077	(1)	0	n/a	2,100	0	n/a	3,168	(10)	34,345
Richard H. Revier	2006	151,250		0	n/a	4,836	61,977	n/a	9,415	(11)	227,478
Executive Vice President,	2005	136,250		0	n/a	31,751	39,681	n/a	9,215	(12)	216,897
Chief Credit Officer	2004	120,625		0	n/a	6,169	25,326	n/a	8,942	(13)	161,062
A. Vincent Siciliano	2006	212,000		0	n/a	5,752	92,973	n/a	15,128	(14)	325,853
President,	2005	200,000		0	n/a	121,848	62,908	n/a	12,319	(15)	397,075
Chief Executive Officer	2004	165,000		0	n/a	41,205	38,693	n/a	10,437	(16)	255,335

(1)             Mr. Prosi was hired October 1, 2004, as Regional Manager of the Inland North County Office and appointed Executive Vice President and Chief Banking Officer on July 19, 2005

(2)             Amounts shown do not reflect compensation actually received by the named executive officer. Instead the amounts shown are the compensation recognized by 1st Pacific Bank of California for option awards as determined pursuant to Statement of Financial Accounting Standards No. 123(R). These compensation costs reflect option awards granted in and prior to fiscal 2006 and an accelerated vesting that occurred in November 2005 (See Outstanding Equity Awards table below). The assumptions used to calculate the value of option awards are set forth under Note A of the Notes to Consolidated Financial Statements included in the Original Filing.

(3)             Amounts consist of annual bonuses earned for services rendered in fiscal 2006.

(4)             The amounts in this column consist of matching contributions made by 1st Pacific Bank of California under the tax-qualified 401(k) Plan, payment of the annualized group term life insurance premium and annualized auto allowance or, in the case of Mr. Siciliano, usage of a vehicle owned by the bank for personal travel. This column also includes, for Mr. Siciliano and Mr. Prosi, 1st Pacific Bank of California’s total annual expenses for a Bank owned membership in a private golf club which is allocated equally between them as 1st Pacific Bank of California’s designees. See Notes (5)-(16) below for a detail by executive. No individual item included in this column exceeds $10,000.

(5)             This amount consists of $374 for group term life insurance premiums, $1,200 for 401(k) matching contributions and $7,200 for automobile allowance.

(6)             This amount consists of $374 for group term life insurance premiums, $1,000 for 401(k) matching contributions and $7,200 for automobile allowance.

(7)             This amount consists of $148 for group term life insurance premiums, $750 for 401(k) matching contributions and $6,150 for automobile allowance.

(8)             This amount consists of $389 for group term life insurance premiums, $1,200 for 401(k) matching contributions, $7,800 for automobile allowance and $9,575 for Mr. Prosi’s use of 1st Pacific Bank of California’s golf club membership.

(9)             This amount consists of $388 for group term life insurance premiums, $6,500 for automobile allowance and $7,014 for Mr. Prosi’s use of 1st Pacific Bank of California’s golf club membership.

(10)       This amount consists of $168 for group term life insurance premiums and $3,000 for automobile allowance.

(11)       This amount consists of $415 for group term life insurance premiums, $1,200 for 401(k) matching contributions and $7,800 for automobile allowance.

(12)       This amount consists of $415 for group term life insurance premiums, $1,000 for 401(k) matching contributions and $7,800 for automobile allowance.

(13)       This amount consists of $392 for group term life insurance premiums, $750 for 401(k) matching contributions and $7,800 for automobile allowance.

(14)       This amount consists of $536 for group term life insurance premiums, $1,200 for 401(k) matching contributions, $3,817 for automobile usage compensation and $9,575 for Mr. Siciliano’s use of 1st Pacific Bank of California’s golf club membership.

(15)       This amount consists of $536 for group term life insurance premiums, $1,000 for 401(k) matching contributions, $3,769 for automobile usage compensation and $7,014 for Mr. Siciliano’s use of 1st Pacific Bank of California’s golf club membership.

(16)       This amount consists of $546 for group term life insurance premiums, $750 for 401(k) matching contributions and $9,141 for automobile allowance and usage compensation.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to the named executive officers during fiscal 2006.

		Estimated future payouts under non-equity incentive plan awards
	Grant Date	Threshold (#) (2)	Target (#) (1)	Maximum (#) (2)	All other stock awards: Number of securities underlying options (#) (3)	Exercise or base price of option awards ($/Sh) (3)
Larry A. Prosi	1/1/06	n/a	45,000	n/a	n/a	n/a
	10/10/06	n/a	n/a	n/a	10,000	14.50

(1)             Amount shown is an estimated payout for 2006. This amount is based on an Incentive Compensation Plan for Senior Management (“Senior Incentive Compensation Plan”) established in January 2005, whereby the incentive compensation for senior management increases as 1st Pacific Bank of California’s profits increase above certain minimum thresholds. Mr. Prosi became a plan participant as part of his employment agreement which became effective January 1, 2006. See “Short Term Incentives (Annual Bonus)” for a description of the Senior Incentive Compensation Plan. The actual awards made to each executive officer are reported in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are discussed further in the “Compensation Discussion and Analysis” section.

(2)             The Senior Incentive Compensation Plan participants are not awarded additional compensation unless 1st Pacific Bank of California achieves a minimum level of financial performance. The Senior Incentive Compensation Plan specifies that the criteria in Note (1) must be met and, in addition, certain loan quality and regulatory standards must be met in order to receive a maximum payout.

(3)             On October 10, 2006, the Personnel/Compensation Committee authorized a grant of 10,000 non-qualified stock options to Mr. Prosi. The grant was made at $14.50 which was the  closing market price on the day prior to the date of grant. The grant vests 20% per year over a five (5) year period on the anniversary of the grant date. The grant was made to Mr. Prosi in recognition of his promotion to Chief Operating Officer.

Outstanding Equity Awards

The following table shows all outstanding equity awards held by the named executive officers at the end of fiscal 2006.

	Outstanding Equity Awards at Fiscal Year-End For Fiscal Year 2006
	Option Awards (1)						Stock Awards
	Number of Securities underlying unexercised Options	Number of securities underlying options		Equity incentive plan awards; Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares units or other rights that have not vested
	Exercisable (#)	Unexercisable (#)		(#)	($)		(#)	($)	(#)	($)
James H. Burgess	27,598	0		n/a	5.00	12/21/2010	n/a	n/a	n/a	n/a
	3,126	0		n/a	5.00	2/1/2011	n/a	n/a	n/a	n/a
	1,000	0		n/a	5.25	12/2/2012	n/a	n/a	n/a	n/a
	4,900	5,100	(2)	n/a	11.00	2/15/2015	n/a	n/a	n/a	n/a

Larry A. Prosi	13,200	6,800		n/a	10.50	10/19/2014	n/a	n/a	n/a	n/a
	2,000	8,000		n/a	12.90	12/8/2015	n/a	n/a	n/a	n/a
	0	10,000	(3)	n/a	14.50	10/10/2016	n/a	n/a	n/a	n/a

Richard H. Revier	27,598	0		n/a	5.00	12/21/2010	n/a	n/a	n/a	n/a
	2,886	0		n/a	5.00	2/1/2011	n/a	n/a	n/a	n/a
	1,000	0		n/a	5.25	12/12/2012	n/a	n/a	n/a	n/a
	4,900	5,100	(4)	n/a	11.00	2/15/2015	n/a	n/a	n/a	n/a

A. Vincent Siciliano	57,500	0		n/a	5.00	2/14/2012	n/a	n/a	n/a	n/a
	10,000	0		n/a	5.25	12/12/2012	n/a	n/a	n/a	n/a
	46,626	9,550	(5)	n/a	7.98	6/17/2013	n/a	n/a	n/a	n/a

(1)                                  During November 2005, 1st Pacific Bancorp accelerated the vesting of all unexpired outstanding stock options that would otherwise have vested at various times during the two years ending December 31, 2007 (the “accelerated vesting period”). Of the total options outstanding at the time, vesting was accelerated on approximately 128,000 options that were scheduled to vest at various times during the accelerated vesting period. Directors and executive officers held approximately 73,000 of these options that were accelerated. This action did not affect options that would have already vested by December 31, 2005, which totaled approximately 585,000. With the consent of the individual optionees, 1st Pacific Bancorp has amended the option agreements such that the shares of common stock issued upon exercise of the options that are accelerated will be subject to a holding period that will require optionees to refrain from selling such shares until the date on which the options would have been permitted to be exercised under the option’s original vesting terms. The decision to accelerate the vesting of these stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following 1st Pacific Bancorp’s adoption of Statement of Financial Accounting Standards No. 123(R).

(2)                                  Mr. Burgess was granted 10,000 stock options on February 15, 2005. The vesting schedule for these options was 15% upon grant and an additional 17% on each of the next five (5) anniversaries of the date of grant. In November 2005, the scheduled to vest options in 2006 and 2007 were accelerated and 51% remain unexercisable.

(3)                                  Mr. Prosi was granted 10,000 stock options on October 10, 2006. The vesting schedule for these options is 20% per year over a five (5) year period on the anniversary of the grant date.

(4)                                  Mrs. Revier was granted 10,000 stock options on February 15, 2005. The vesting schedule for these options was 15% upon grant and an additional 17% on the each of the next five (5) anniversaries of the date of grant. In November 2005, the scheduled to vest options in 2006 and 2007 were accelerated and 51% remain unexercisable.

(5)                                  Mr. Siciliano was granted 10,000 stock options on June 17, 2003. The vesting schedule for these options was 15% upon grant and an additional 17% on the each of the next five (5) anniversaries of the date of grant. In November 2005, the scheduled to vest options in 2006 and 2007 were accelerated and 17% remain unexercisable.

Option Exercises and Stock Vested

Option Exercises and Stock Vested
For Fiscal Year 2006

	Option Awards(1)		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James H. Burgess	n/a	n/a	n/a	n/a
Larry A. Prosi	n/a	n/a	n/a	n/a
Richard H. Revier	n/a	n/a	n/a	n/a
A. Vincent Siciliano	n/a	n/a	n/a	n/a

(1)                                  None of the named executives exercised any options during the fiscal year ended December 31, 2006.

Pension Benefits

1st Pacific Bank of California has no pension plan.

Nonqualified Deferred Compensation

Nonqualified Deferred Compensation
For Fiscal 2006

	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Name	($)	($)	($)	($)	($)
James H. Burgess	n/a	n/a	n/a	n/a	n/a
Larry A. Prosi	n/a	n/a	n/a	n/a	n/a
Richard H. Revier	n/a	n/a	n/a	n/a	n/a
A. Vincent Siciliano	n/a	n/a	n/a	n/a	n/a

Director Compensation

1st Pacific Bancorp has developed a compensation strategy for its directors which is based on comparable pay for an appropriate peer group of banks.  A peer group of banks with assets between $150 million and $300 million is used to provide broad based guidelines on director’s total compensation.  1st Pacific Bank of California provides compensation for service as a director only to outside directors and 1st Pacific Bancorp provides no compensation for services at this time (although to the extent equity compensation may be granted in the future such compensation will be granted by 1st Pacific Bancorp).  Inside directors receive no fees for their service on the board of directors.

1st Pacific Bank of California has compensated its directors both in cash and with non-qualified stock options. Each director, who is not a member of the loan committee, receives an annual retainer of $18,000. Members of the loan committee receive a retainer of $20,000.

The board chairman’s retainer is $24,000; the vice chairman’s retainer is $22,000. The chairmen of the audit and loan committees receive retainers of $21,000.  All retainers are paid in lieu of individual meeting fees.

No equity was provided to directors during 2006.  Each director received a grant of 2,000 shares on February 22, 2005.  This grant was made at the price of the stock on the last trading day prior to the grant date, which was $11.00 per share.

Directors receive only non-qualified stock options.

The table below shows compensation information for 1st Pacific Bancorp’s current and former non-employee directors for fiscal 2006.

Director Compensation Table
For Fiscal Year 2006

	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)(1)	($)	($)(2)		($)	($)	($)	($)
Robert P Cange	18,000	n/a	238	(3)	n/a	n/a	n/a	18,238
Albert Colucci	17,000	n/a	238	(4)	n/a	n/a	n/a	17,238
Jeffrey A. Dunham	12,000	n/a	238	(5)	n/a	n/a	n/a	12,238
Veronica Z. Froman	15,000	n/a	238	(6)	n/a	n/a	n/a	15,238
James G. Knight, M.D.	21,000	n/a	238	(7)	n/a	n/a	n/a	21,238
Susan Lew	18,000	n/a	238	(8)	n/a	n/a	n/a	18,238
Albert Logan, CPA	18,000	n/a	238	(9)	n/a	n/a	n/a	18,238

(1)                                  Effective May 2005, an annual stipend of $12,000 was approved for each outside director with additional amounts approved for the Chairman, the Vice Chairman, the Audit Committee Chairman, the Loan Committee Chairman and other Loan Committee members of between $2,000 and $6,000 per year.  This remuneration is paid to each director on a quarterly basis. Effective May 2006, 1st Pacific Bancorp approved a new compensation plan for its Directors based on a comparable peer group of banks. The Board Chairman’s retainer is $24,000; the Vice Chairman’s retainer is $22,000. Each Director, who is not a member of the Loan Committee, receives an annual retainer of $18,000. Members of the Loan Committee receive a retainer of $20,000, which is paid in lieu of meeting fees. See “Director Compensation” above for further details.

(2)                                  Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by 1st Pacific Bank of California in fiscal 2006 for option awards as determined pursuant to Statement of Financial Accounting Standards No. 123(R). These compensation costs reflect option awards granted prior to fiscal year 2006. During 2005, there was an accelerated vesting of stock options (see Outstanding Equity Awards table for detail regarding this acceleration). The amounts in the table above reflect the compensation costs recognized by 1st Pacific Bank of California in fiscal 2006 for a stock option grant made on February 22, 2005 to each of its Directors: grant date fair value of $9,300 for a stock option grant to purchase 2,000 shares of common stock made on February 22, 2005 at an exercise price of $11.00.

(3)                                  Mr. Cange had options to purchase an aggregate of 36,254 shares of common stock outstanding as of December 31, 2006.

(4)                                  Mr. Colucci had options to purchase an aggregate of 42,962 shares of common stock outstanding as of December 31, 2006.

(5)                                  On September 21, 2006, Mr.  Dunham resigned from the board of directors of 1st Pacific Bank of California. Mr. Dunham had options to purchase an aggregate of 40,096 shares of common stock outstanding as of December 31, 2006.

(6)                                  Ms. Froman had options to purchase an aggregate of 9,000 shares of common stock outstanding as of December 31, 2006.

(7)                                  Dr. Knight had options to purchase an aggregate of 48,580 shares of common stock outstanding as of December 31, 2006.

(8)                                  Ms. Lew had options to purchase an aggregate of 38,988 shares of common stock outstanding as of December 31, 2006.

(9)                                  Mr. Logan had options to purchase an aggregate of 36,218 shares of common stock outstanding as of December 31, 2006.

Employment Agreements

1st Pacific Bank of California has written employment agreements with each of A. Vincent Siciliano, Richard H. Revier, James H. Burgess and Larry Prosi. These employment agreements contain terms 1st Pacific Bank of California believes are typical for agreements with senior executives of community banks and provide for the compensation disclosed in the preceding table.

Employment Agreement with Mr. Siciliano

Mr. Siciliano has a written employment agreement with 1st Pacific Bank of California dated December 22, 2005.  Mr. Siciliano and 1st Pacific Bank of California each have the right to terminate employment at will.  Unless earlier terminated, Mr. Siciliano’s employment term expires December 31, 2007, subject to extension upon agreement between 1st Pacific Bank of California and Mr. Siciliano.  Under the employment agreement, Mr. Siciliano’s current annual salary, which became effective as of January 1, 2007, is $231,000 and will remain effective through expiration.  Mr. Siciliano is entitled to receive incentive compensation if performance goals of 1st Pacific Bank of California are met.  Fringe benefits include five weeks of vacation per year; the use of a bank-owned automobile; and life, disability and other insurance benefits 1st Pacific Bank of California provides to all employees.  Mr. Siciliano is required to protect 1st Pacific Bank of California’s confidential information and trade secrets and to refrain from competing with 1st Pacific Bank of California or soliciting 1st Pacific Bank of California’s employees during his term of employment or any period thereafter in which he is receiving benefits from 1st Pacific Bank of California upon termination of employment.

1st Pacific Bank of California may terminate Mr. Siciliano’s employment on various specified grounds including failure to perform duties, malfeasance or misfeasance, immoral or illegal conduct, disability or death.  Mr. Siciliano may also terminate his employment for “good cause” (as defined in the employment agreement) on 30 days’ notice.  If employment is terminated without cause by 1st Pacific Bank of California, due to disability or death, or by Mr. Siciliano for good cause, subject to Mr. Siciliano first entering into a separation and consulting agreement, Mr. Siciliano (or his beneficiary) is entitled to: (i) payment in an amount equal to 18 months of his then-current salary; (ii) his portion of incentive compensation under the 1st Pacific Bank of California Incentive Compensation Plan for Senior Management; (iii) title to 1st Pacific Bank of California-owned automobile used by Mr. Siciliano; (iv) a payout of all accrued but unused vacation as of the date of termination; and (v) continuation of the group medical and other insurance benefits, if any, then-provided under the agreement, for a period of nine months from the date of termination, subject to the limitations of and to the extent permitted by the policy or policies under which such benefits are provided.  If employment is terminated for cause by 1st Pacific Bank of California, 1st Pacific Bank of California shall provide Mr. Siciliano his base salary and benefits, if any, due him through the date of termination.

In addition, if his employment is terminated within 12 months after a change of control either by 1st Pacific Bank of California without cause or by Mr. Siciliano for good cause, subject to Mr. Siciliano first entering into a separation and consulting agreement, Mr. Siciliano is entitled to (i) a lump sum payment of an amount equal to (A) two times his base salary then in effect, plus (B) the amount actually paid by 1st Pacific Bank of California to Mr. Siciliano under the 1st Pacific Bank of California Incentive Compensation Plan for Senior Management for the immediately preceding year and (ii) continuation of medical and other insurance benefits for 12 months.  Should the amounts payable to Mr. Siciliano in connection with a change of control result in his being subject to an excise tax under Sections 280G and 4999 of the Internal Revenue Code he would be entitled to whichever of the following would result in his having the higher amount after taxes:  (i) a reduced amount such that the excise tax would not be applicable, or (ii) the full amount to which he would otherwise be entitled.

If Mr. Siciliano’s employment is terminated as a result of expiration of his employment agreement, he is entitled to a payout of all accrued but unused vacation as of the date of termination, continuation of the group medical and other insurance benefits, if any, for a period of six months and payment of certain incentive compensation in compliance with the 1st Pacific Bank of California Incentive Compensation Plan for Senior Management.  Further, if Mr. Siciliano enters into a separation and consulting agreement, 1st Pacific Bank of California is to pay Mr. Siciliano his base monthly salary at the rate then in effect for a period of six months, or at the option of 1st Pacific Bank of California a lump sum payment of such amount, and transfer title of the automobile to Mr. Siciliano.  If Mr. Siciliano does not enter into the separation and consulting agreement, 1st Pacific Bank of California has the option to provide him with the same benefits as if he did enter into such agreement and Mr. Siciliano will be deemed bound by such agreement, other than with respect to releases of claims and consideration for those releases.

Employment Agreements with Mr. Burgess, Mr. Revier and Mr. Prosi

Each of Mr. Burgess, Mr. Revier and Mr. Prosi (together, referred to in this section as the “executives”) has a written employment agreement with 1st Pacific Bank of California certain terms of which are outlined in the table below:

Executive	Effective Date of Most Recent Employment Agreement or Amendment	Expiration Date of Employment Agreement	Current Salary	Number of Weeks Vacation	Monthly Automobile Allowance
James H. Burgess	November 17, 2006	December 31, 2008	$152,000	5	$600
Richard H. Revier	November 17, 2005	November 15, 2007	$160,000	5	$650
Larry Prosi	January 1, 2006	June 30, 2008	$160,000	5	$650

The executives and 1st Pacific Bank of California each have the right to terminate employment at will.  Each employment agreement is substantially identical and includes the following terms and conditions.

Each executive is entitled to receive incentive compensation if performance goals of 1st Pacific Bank of California are met.  Fringe benefits include vacation and automobile allowance (see table above); group insurance benefits; retirement benefits; profit sharing and other plans 1st Pacific Bank of California may establish with respect to all employees.

Each executive is entitled to certain payments and benefits if their respective employment is terminated.  If employment is terminated for cause, each executive is entitled to the salary due him and a payout of all accrued but unused vacation, each as of the date of termination.

If employment is terminated due to disability or death, each executive is entitled to (i) the salary due to him, payments due to him under the 1st Pacific Bank of California Incentive Compensation Plan for Senior Management and a payout of all accrued but unused vacation, each as of the date of termination, and (ii) continuation of the group medical and other insurance benefits, if any, then-provided under the agreement, for a period of three months from the date of termination, subject to the limitations of and to the extent permitted by the policy or policies under which such benefits are provided.  In addition, if employment is terminated due to death, each executive is entitled to receive a lump sum payment equal to three months of salary.

If employment is terminated without cause by 1st Pacific Bank of California or by the executive for good reason, subject to such executive entering into a separation agreement and such agreement being fully effective, such executive is entitled to (i) continued salary and the automobile allowance then provided for nine months from the date of notice of termination, (ii) payment due to him under the 1st Pacific Bank of California Incentive Compensation Plan for Senior Management, (iii) a payout of all accrued but unused vacation as of the date of termination, and (iv) continuation of the group medical and other insurance benefits, if any, then-provided under the agreement, for a period of nine months from the date of termination, subject to the limitations of and to the extent permitted by the policy or policies under which such benefits are provided.

If employment is terminated as a result of expiration of the Employment Agreement of Mr. Prosi, Mr. Revier or Mr. Burgess, subject to such executive entering into a separation agreement and such agreement being fully effective, such executive is entitled to: (i) continued salary for six months from the date of termination; (ii) payment due to him under the 1st Pacific Bank of California Incentive Compensation Plan for Senior Management, (iii) payout of all accrued but unused vacation as of the date of termination, and (iv) continuation of the group medical and other insurance benefits, if any, then-provided under the agreement, for a period of six months from the date of termination, subject to the limitations of and to the extent permitted by the policy or policies under which such benefits are provided.

If employment is terminated within 12 months after a change of control by 1st Pacific Bank of California without cause or by the executive for good reason, subject to such executive entering into a separation agreement and such agreement being fully effective, Mr. Prosi, Mr. Revier and Mr. Burgess, respectively, are entitled to (i) a lump sum payment of an amount equal to (A) one times his base salary then in effect, plus (B) the amount actually paid by 1st Pacific Bank of California to such executive under the 1st Pacific Bank of California Incentive Compensation Plan for Senior Management for the immediately preceding year and (ii) continuation of medical and other insurance benefits for 12 months.  Should the amounts payable to the executive in connection with a change of control result in the executive being subject to an excise tax under Sections 280G and 4999 of the Internal Revenue Code the executive would be entitled to a reduced amount such that the excise tax would not be applicable.

The executive is required to protect 1st Pacific Bank of California’s confidential information and trade secrets and not to solicit any customers or employees of 1st Pacific Bank of California for a period of one year after termination for any reason.  1st Pacific Bank of California is required to indemnify him for all expenses incurred in actions relating to his acts arising out of and within the course and scope of his employment that are performed in good faith and in a manner reasonably believed to be in the best interests of 1st Pacific Bank of California.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plan

The Second Amended and Restated 2000 Stock Option Plan of 1st Pacific Bank of California has been previously approved by 1st Pacific Bancorp’s shareholders.  1st Pacific Bancorp has no equity compensation plans not previously approved by shareholders.  The following table sets forth certain information concerning aggregate common stock options authorized for issuance under the Second Amended and Restated 2000 Stock Option Plan of 1st Pacific Bank of California.

EQUITY COMPENSATION PLAN INFORMATION
AT DECEMBER 31, 2006

Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the Plan (excluding securities reflected in Column 1)
809,642	$7.32	227,500

Securities Ownership of Officers, Directors and Principal Shareholders

The following tables set forth information as of March 28, 2007, pertaining to beneficial ownership of common stock by management of 1st Pacific Bancorp, all director nominees, and all directors and executive officers of 1st Pacific Bancorp as a group. As used throughout this section entitled “Securities Ownership of Officers, Directors and Principal Shareholders”, the term “executive officer” means President/Chief Executive Officer, Executive Vice President/Chief Credit Officer, Executive Vice President/Chief Financial Officer and Executive Vice President/Chief Operating Officer. 1st Pacific Bancorp is not aware of any other person(s) who own 5% or more of any class of 1st Pacific Bancorp’s voting securities. The information contained herein has been obtained from 1st Pacific Bancorp’s records and from information furnished directly to 1st Pacific Bancorp by each individual or entity.

Name of Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)
James H. Burgess, Executive Vice President and Chief Financial Officer	54,624	(4)	1.39%

Robert P. Cange, Director	64,854	(5)	1.65%

Albert Colucci, Director	157,294	(6)	4.00%

Veronica Z. Froman, Director	11,516	(7)	0.30%

James G. Knight, M.D., Director	95,260	(8)	2.42%

Susan Lew, Director	138,328	(9)	3.52%

Albert Logan, CPA, Director	71,558	(10)	1.82%

Larry Prosi, Executive Vice President and Chief Operating Officer	15,200	(11)	0.39%

Richard H. Revier, Executive Vice President and Chief Credit Officer	51,884	(12)	1.32%

A. Vincent Siciliano, Director, President and Chief Executive Officer	130,326	(13)	3.25%

Directors and Executive Officers as a Group (10 Persons)	790,844	(14)	18.37%

(1)                                  Each individual may be contacted at 1st Pacific Bank of California, 4275 Executive Square, Suite 650, La Jolla, California 92037.

(2)                                  Includes all shares beneficially owned, whether directly and indirectly, individually or together with associates, jointly or as community property with a spouse, as well as any shares as to which beneficial ownership may be acquired within 60 days of March 28, 2007 by the exercise of options. Unless otherwise specified in the footnotes that follow, the indicated person has shared voting power and shared investment power with respect to the shares.

(3)                                  Each percentage is based upon the total number of shares beneficially owned and held by each individual at March 28, 2007, plus the number of shares that such individual has the right to acquire within 60 days of March 28, 2007, by the exercise of that individual’s stock options.

(4)                                  Includes 12,800 shares as to which Mr. Burgess has sole voting and investment power; 36,624 shares that may be acquired through exercise of stock options.

(5)                                  Includes 6,560 shares as to which Mr. Cange has sole voting and investment power; 35,594 shares that may be acquired through exercise of stock options.

(6)                                  Includes 42,302 shares that may be acquired through exercise of stock options.

(7)                                  Includes 3,176 shares as to which Ms. Froman has sole voting and investment power; 8,340 shares that may be acquired through exercise of stock options.

(8)                                  Includes 6,180 shares as to which Dr. Knight has sole voting and investment power; 47,920 shares that may be acquired through exercise of stock options.

(9)                                  Includes 38,328 shares that may be acquired through exercise of stock options.

(10)                            Includes 35,558 shares that may be acquired through exercise of stock options.

(11)                            All 15,200 shares may be acquired through exercise of stock options.

(12)                            Includes 14,300 shares as to which Mr. Revier has sole voting and investment power; 36,384 shares that may be acquired through exercise of stock options.

(13)                            Includes 2,000 shares as to which Mr. Siciliano has sole voting and investment power; 114,126 shares that may be acquired through the exercise of stock options.

(14)                            Includes 410,376 shares that may be acquired through the exercise of stock options.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Independence of the Board of Directors

The board of directors has determined that a majority of the members of, and nominees to, the board of directors qualify as “independent,” as defined by the listing standards of the NASDAQ.  Consistent with these considerations, after review of all relevant transactions and relationships between each director and nominee, or any of his or her family members, and 1st Pacific Bancorp, its senior management and its independent auditors, the board of directors has determined that all of our directors and nominees are independent under the listing standards of NASDAQ, except for A. Vincent Siciliano.

Audit Committee.  1st Pacific Bank of California and 1st Pacific Bancorp each has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, comprised of: Albert Logan, CPA (Committee Chair), James G. Knight, M.D., Susan Lew and Veronica Z. Froman.  Each member of the audit committee is independent as defined under the applicable rules of the Securities and Exchange Commission and NASDAQ listing standards.

Personnel/Compensation Committee.  1st Pacific Bank of California has a personnel/compensation committee comprised of: Susan Lew  (Committee Chair), Veronica Z. Froman, and James G. Knight, M.D.  Each member of the personnel/compensation committee is independent as defined under the applicable rules of the Securities and Exchange Commission and NASDAQ listing standards.

Nominating & Corporate Governance Committee.  1st Pacific Bank of California and 1st Pacific Bancorp each has a nominating & corporate governance committee comprised of the following, each of which is independent as defined under applicable NASDAQ rules:  Susan Lew (Committee Chair), Albert Colucci, Robert P. Cange and James G. Knight, M.D.

Transactions With Directors, Executive Officers and Principal Shareholders

Some of the 1st Pacific Bancorp’s and 1st Pacific Bank of California’s directors, executive officers and principal shareholders, as well as their associates, are customers of, and have had banking transactions with, 1st Pacific Bank of California in the ordinary course of 1st Pacific Bank of California’s business.  1st Pacific Bancorp expects 1st Pacific Bank of California to have such ordinary banking transactions with such persons in the future on terms and conditions identical to those with unrelated third parties and to the extent permitted by regulations.  Neither 1st Pacific Bancorp, nor 1st Pacific Bank of California have made any loans or commitments to lend to, or engaged in any other transactions with, any executive officers, directors or principal shareholders.

Other Material Transactions

There are no existing or proposed material transactions between 1st Pacific Bancorp or 1st Pacific Bank of California and any of its directors, executive officers, or beneficial owners of 5% or more of the common stock, or the immediate family or associates of any of the foregoing persons.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Vavrinek, Trine, Day & Co., LLP (“Vavrinek”) served as 1st Pacific Bank of California’s independent public accountants for the fiscal year ended December 31, 2006.  1st Pacific Bancorp has selected Vavrinek to serve as its independent public accountants for the 2007 fiscal year.  Representatives of Vavrinek will not be present at the 1st Pacific Bancorp annual shareholder meeting.

Under the procedures established by the audit committee of 1st Pacific Bank of California, all auditing services and all non-audit services performed by Vavrinek are to be pre-approved by the audit committee, subject to the de minimus exception provided under Section 202 of the Sarbanes-Oxley Act.  All of the services provided by Vavrinek were pre-approved by the audit committee.

Audit Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Vavrinek in connection with (i) the audit of 1st Pacific Bank of California’s consolidated financial statements as of and for the year ended December 31, 2006, and (ii) the reviews of its condensed consolidated interim financial statements as of September 30, 2006, June 30, 2006, and March 31, 2006, were $45,000.

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Vavrinek in connection with (i) the audit of 1st Pacific Bank of California’s consolidated financial statements as of and for the year ended December 31, 2005, and (ii) the reviews of its condensed consolidated interim financial statements as of September 30, 2005, June 30, 2005, and March 31, 2005 were $39,000.

Audit-Related Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Vavrinek for audit-related services for the year ended December 31, 2006 were $6,000.  Audit related services in 2006 included a review of 1st Pacific Bank of California’s quarterly reports on Form 10-Q.

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Vavrinek  for audit-related services for the year ended December 31, 2005 were $5,000.  Audit related services in 2005 included a review of 1st Pacific Bank of California’s quarterly reports on Form 10-QSB.

Tax Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Vavrinek  in connection with tax compliance, tax advice and corporate tax planning for the year ended December 31, 2006 were $5,000.

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Vavrinek  in connection with tax compliance, tax advice and corporate tax planning for the year ended December 31, 2005 were $4,000.

All Other Fees

There were no additional fees paid to Vavrinek during the years ended December 31, 2006 and 2005.

Audit Committee Pre-Approval Policies and Procedures

The audit committee of 1st Pacific Bancorp’s board of directors has considered whether the provision of services covered in the preceding paragraphs is compatible with maintaining Vavrinek’s independence. At their regularly scheduled and special meetings, the audit committee considers and pre-approves any audit and non-audit services to be performed for 1st Pacific Bancorp by its independent registered public accounting firm.  For 2006, those pre-approved audit, audit-related, tax and all other services represented 80%, 11%, 9% and 0%, respectively, of all services that year.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)   Financial Statements. The consolidated financial statements were included in the Original Filing.

      (2)   Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or was included in the financial statements or notes thereof included in the Original Filing.

      (3)   Exhibits. Those exhibits marked with a (*) refer to exhibits filed with the Original Filing. Those exhibits marked with a (£) refer to exhibits filed herewith.  The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.

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

3.1		Articles of Incorporation of 1st Pacific Bancorp incorporated by reference to Exhibit 3.1 to 1st Pacific Bancorp’s Registration Statement on Form S-4EF filed on November 9, 2006.
3.2		Bylaws of 1st Pacific Bancorp incorporated by reference to Exhibit 3.2 to 1st Pacific Bancorp’s Registration Statement on Form S-4EF filed on November 9, 2006.
4.1		Specimen form of Certificate for 1st Pacific Bancorp Common Stock incorporated by reference to Exhibit 4 to 1st Pacific Bancorp’s Registration Statement on Form S-4EF filed on November 9, 2006.
4.2	†

Second Amended and Restated 2000 Stock Option Plan of 1st Pacific Bank of California, as amended by Amendment No. 1, incorporated by reference to Exhibit 4.1 to 1st Pacific Bancorp’s Registration Statement on Form S-8 filed February 21, 2007.

10.1	*	Sublease, dated December 30, 1999, among Washington Mutual Bank, FA, 1st Pacific Bank of California and La Jolla Association (7728 Regents Road, Suite 503, San Diego, California).
10.2	*	Lease, dated March 26, 2001, among La Jolla Investors, Larry Tucker, Trustee, and 1st Pacific Bank of California (7728 Regents Road, Suite 503, San Diego, California).
10.3	*

Assumption, Affirmation and Amendment to Lease, dated March 26, 2001, among La Jolla Investors, Larry Tucker as Trustee of Larry Tucker Separate Property Trust dated September 17, 1987, and 1st Pacific Bank of California (7728 Regents Road, Suite 503, San Diego, California).

10.4	*	Shopping Center Lease, dated November 1, 1999, among 95 College Plaza, Ltd., 1st Pacific Bank of California and La Jolla Association (3500 College Boulevard, Oceanside, California).
10.5	*

First Amendment to Shopping Center Lease, dated November 17, 2004, among 95 College Plaza, Ltd., 1st Pacific Bank of California and La Jolla Association (3500 College Boulevard, Oceanside, California).

10.6	*	Lease dated April 15, 2003, between Griffin Properties, LLC and 1st Pacific Bank of California (8889 Rio San Diego Drive, San Diego, California).
10.7	*	First Amendment to Lease Agreement dated July 25, 2003, between Griffin Properties, LLC and 1st Pacific Bank of California (8889 Rio San Diego Drive, San Diego, California)
10.8	*	Lease dated September 17, 2004, between FSP Regents Square, LLC and 1st Pacific Bank of California (4275 Executive Square, Suite 650, La Jolla, California).
10.9	*	Lease dated September 30, 2004, between Legacy Sabre Springs, LLC and 1st Pacific Bank of California (13500 Evening Creek Drive North, Suite 100, San Diego, California).
10.10	*

Amendment No. 1 to Lease dated January 27, 2005, between Kilroy Realty, L.P., a Delaware Limited Partnership, Kilroy Realty Corporation, a Maryland Corporation, General Partner and 1st Pacific Bank of California (13500 Evening Creek Drive North, Suite 100, San Diego, California).

10.11	*	Indenture Agreement between 1st Pacific Bank of California and Wilmington Trust Company, as Trustee, dated March 31, 2005, for Floating Rate Junior Subordinated Debentures Due 2020.
10.12	*†	Employment Agreement, effective as of November 17, 2006, by and between 1st Pacific Bank of California and James H. Burgess.
10.13	*†	Form of Indemnification Agreement entered into by and between 1st Pacific Bank of California and each of its directors and officers.
10.14	*†	1st Pacific Bank of California Incentive Compensation Plan - Senior Management.
10.15	*†	Employment Agreement, effective as of December 22, 2005, by and between 1st Pacific Bank of California and A. Vincent Siciliano.
10.16	*†	Employment Agreement, effective as of November 17, 2005, by and between 1st Pacific Bank of California and Richard H. Revier.
10.17	*†	Employment Agreement, effective as of January 1, 2006, by and between 1st Pacific Bank of California and Larry Prosi.
10.18	*	Lease dated August 11 2006, among AMJ Properties, LLC, and 1st Pacific Bank of California (343 East Main Street, El Cajon, California).
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

10.22		Form of Affiliates Agreement, each dated February 22, 2007, incorporated by reference to Exhibit 10.6 to 1st Pacific Bancorp’s report on Form 8-K filed February 23, 2007.
21.1	*	List of subsidiaries of 1st Pacific Bancorp.
23.1	*	Consent of Vavrinek, Trine, Day & Co. LLP.
24	*	Power of Attorney.
31.1	£	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	£	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    See (a)3 above.

(c)    See (a)1 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed in its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2007	1st PACIFIC BANCORP

	By:	/s/ A. Vincent Siciliano
A. Vincent Siciliano
President & Chief Executive Officer

	By:	/s/ James H. Burgess
James H. Burgess
Executive Vice President & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Title	Date

/s/ A. Vincent Siciliano	President, Chief Executive Officer,	April 25, 2007
A. Vincent Siciliano	Director (principal executive officer)

Executive Vice President,
/s/ James H. Burgess	Chief Financial Officer (principal financial	April 25, 2007
James H. Burgess	officer and principal accounting officer)

/s/ Robert P. Cange*	Director	April 25, 2007
Robert P. Cange

/s/ Albert Colucci*	Director	April 25, 2007
Albert Colucci

/s/ Veronica Z. Froman*	Director	April 25, 2007
Veronica Z. Froman

/s/ James G. Knight*	Director	April 25, 2007
James G. Knight

/s/ Susan Lew*	Director	April 25, 2007
Susan Lew

/s/ Albert Logan*	Director	April 25, 2007
Albert Logan

*By:	/s/ James H. Burgess
James H. Burgess pursuant to the Power of Attorney contained on the signature page of the Original Filing.