Form 10-Q
period 2007-03-31
1st Pacific Bancorp
filed 2007-05-15
CIK 1380712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 000-52436

1ST PACIFIC BANCORP

State of California	NO. 20-5738252
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4275 Executive Square #650, La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (858) 875-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No☒

On April 25, 2007, there were 3,897,932 shares of 1st Pacific Bancorp Common Stock outstanding.

1st Pacific Bancorp

March 31, 2007

FORWARD LOOKING STATEMENTS

1st Pacific Bancorp (“we,” “our,” “us” or the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto), in our reports to shareholders and in other communications by us, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “will,” “shall,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions.  These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions, including those described in this quarterly report and the other documents that are incorporated by reference herein.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  In connection with the safe harbors created by Section 21E of the Securities Exchange Act of 1934, as amended, and the provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  Such factors include, without limitation, the following:

•                  The expected cost savings to result from the merger of our wholly-owned subsidiary, 1st Pacific Bank of California (the “Bank”) with Landmark National Bank, (“Landmark”).

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

•                  Risks of loss of funding of Small Business Administration (“SBA”) loan programs, or changes in those programs.

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

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Pacific Bancorp

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006

Cash and Due From Bank	$5,515,000	$9,099,447
Federal Funds Sold	17,375,000	20,985,000
TOTAL CASH AND CASH EQUIVALENTS	22,890,000	30,084,447

Investment Securities Available for Sale	8,780,059	8,998,338

Construction & Land Development	109,903,840	116,389,134
Real Estate - Comm’l & Residential	87,033,528	81,130,349
SBA 7a & 504	19,619,738	19,883,247
Commercial & Consumer	63,474,686	57,862,807
Allowance for Loan Losses	(3,328,102)	(3,251,002)
NET LOANS	276,703,690	272,014,535

Premises and Equipment	1,493,318	1,604,318
Other Assets	5,692,164	5,762,960

TOTAL ASSETS	$315,559,231	$318,464,598

Noninterest-Bearing Deposits	$48,261,279	$46,099,641
Interest-Bearing Deposits	220,542,492	215,738,837
TOTAL DEPOSITS	268,803,771	261,838,478

Subordinated Debt and Other Borrowings	19,000,000	29,010,000
Accrued Interest and Other Liabilities	1,050,293	1,679,866
TOTAL LIABILITIES	288,854,064	292,528,344

Common Stock	20,677,313	20,637,080
Additional Paid in Capital	136,415	104,915
Retained Earnings	5,856,291	5,183,858
Accumulated Other Comprehensive Income, net	35,148	10,401
TOTAL SHAREHOLDERS’ EQUITY	26,705,167	25,936,254

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$315,559,231	$318,464,598

The accompanying notes are an integral part of the financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Income Statements

	For the
	Three Months
	Ended
	March 31,
	2007	2006
INTEREST INCOME
Interest and Fees on Loans	$6,069,825	$5,040,514
Interest on Investment Securities	132,512	40,647
Interest on Federal Funds Sold	245,311	144,878
TOTAL INTEREST INCOME	6,447,648	5,226,039
INTEREST EXPENSE
Interest on NOW, Savings & Money Market Accounts	945,867	495,103
Interest on Time Deposits	1,469,182	974,884
Interest on Borrowings	295,108	104,245
TOTAL INTEREST EXPENSE	2,710,157	1,574,232
NET INTEREST INCOME	3,737,491	3,651,807

Provision for Loan Losses	77,000	179,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,660,491	3,472,807

NONINTEREST INCOME
Service Charges, Fees and Other Income	122,102	105,844
Brokered Loan Fees and Gain on Loan Sales	47,790	13,786
	169,892	119,630
NONINTEREST EXPENSE
Salaries and Employee Benefits	1,629,765	1,546,823
Occupancy and Equipment Expense	400,173	357,412
Marketing and Business Promotion	128,184	114,154
Data Processing	203,122	170,371
Professional and Regulatory Fees	176,972	104,246
Office and Administrative Expenses	151,316	125,600
Other Miscellaneous Expenses	4,734	398
	2,694,266	2,419,004
INCOME BEFORE TAXES	1,136,117	1,173,433

Income Taxes	463,684	480,645
NET INCOME	$672,433	$692,788

Per Share Data:
Net Income - Basic	$0.17	$0.18
Net Income - Diluted	$0.16	$0.16

The accompanying notes are an integral part of the financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity

						Accumulated
				Comprehensive	Retained	Other
		Common	Paid In	Income	Earnings	Comprehensive
	Shares	Stock	Capital	(Loss)	(Deficit)	Income (Loss)

Balance, December 31, 2005	3,849,540	$20,261,472	$—		$2,008,341	$(39,451)

Stock-based Compensation			104,915

Exercise of Stock Options, Including Tax Benefits	40,152	375,608

Comprehensive Income:
Change in Gain/Loss on Investment Securities, net				$49,852		49,852

Net Income for the Period				3,175,517	3,175,517
Total Comprehensive Income				$3,225,369

Balance, December 31, 2006	3,889,692	20,637,080	104,915		5,183,858	10,401

Stock-based Compensation			31,500

Exercise of Stock Options, Including Tax Benefits	4,600	40,233

Comprehensive Income:
Change in Gain/Loss on Investment Securities, net				$24,747		24,747

Net Income for the Period				672,433	672,433
Total Comprehensive Income				$697,180

Balance, March 31, 2007	3,894,292	$20,677,313	$136,415		$5,856,291	$35,148

The accompanying notes are an integral part of the financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statements of Cash Flows

	For the
	Three Months
	Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net Income	$672,433	$692,788
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	154,112	100,564
Provision for Loan Losses	77,000	179,000
Stock-based Compensation Expense	31,500	25,341
Other Items - Net	(552,725)	(303,501)
NET CASH PROVIDED BY OPERATING ACTIVITIES	382,320	694,192

INVESTING ACTIVITIES
Purchases of Investment and Equity Securities	(23,250)	(285,000)
Maturities, Sales, Calls and Principal Reduction on Securities Available for Sale	260,224	551,781
Net Change in Loans	(4,766,155)	(17,079,922)
Purchase of Premises and Equipment	(43,112)	(239,695)
NET CASH USED BY INVESTING ACTIVITIES	(4,572,293)	(17,052,836)

FINANCING ACTIVITIES
Stock Options Exercised	40,233	94,900
Increase (Decrease) in Borrowings	(10,010,000)	13,000,000
Increase (Decrease) in Deposits	6,965,293	(1,618,422)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(3,004,474)	11,476,478

(DECREASE) IN CASH AND CASH EQUIVALENTS	(7,194,447)	(4,882,166)

Cash and Cash Equivalents at Beginning of Period	30,084,447	28,938,147

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,890,000	$24,055,981

The accompanying notes are an integral part of the financial statements.

1st Pacific Bancorp

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation

1st Pacific Bancorp (the “Company,” “we,” “our,” or “us”) is a California corporation incorporated on August 4, 2006 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended.  1st Pacific Bank of California (the “Bank”) is a wholly-owned bank subsidiary of the Company and was incorporated in California on April 17, 2000.  The Bank is a California corporation licensed to operate as a commercial bank under the California Banking Law by the California Department of Financial Institutions (the “DFI”).  In accordance with the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation (the “FDIC”) insures the deposits of the Bank.  The Bank is a member of the Federal Reserve System.

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

After completing its initial public offering, the Bank commenced operations on November 17, 2000, from a branch office in the Golden Triangle area of San Diego and a branch office in the Tri-Cities area of North San Diego County (“North County”).  Since then, the Company has opened three branch offices, one in the Mission Valley area of San Diego, one in the Inland North County area of San Diego and the third in El Cajon in April of 2006. In addition, in December 2004, the Company moved its executive offices from the Golden Triangle branch to a separate location in the same vicinity.  On February 22, 2007, the Company announced it had entered into a definitive agreement to acquire Landmark National Bank (“Landmark”) in a cash and stock transaction valued at $24.6 million.  Subject to regulatory and shareholder approval, Landmark will be merged into the Bank, which will add Landmark’s two branch offices in Solana Beach and La Jolla to the Company’s branch network.

The Company is organized as a single operating unit with five full-service branch offices. Interest earned on loans is the primary source of revenue. Lending activities are funded, primarily, through providing deposit products and services to customers. The Company’s customers are predominately small and medium-sized businesses and professionals in San Diego County.

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The financial statements included in this Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The discussion under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below is written with the presumption that the readers have read or have access to the Company’s 2006 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006 and for the year then ended.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three-month period ended March 31, 2007, reflects all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Note 2 — Stock-Based Compensation

At March 31, 2007, the Company had one stock option plan, which is more fully described in the 2006 Annual Report on Form 10-K.  On January 1, 2006, the Company implemented Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payments (“SFAS 123(R)”) which replaced SFAS 123 and supercedes APB Opinion No. 25 Accounting for Stock Issued to Employees and the related implementation guidance. SFAS 123(R) addresses accounting for equity-based compensation arrangements, including employee stock options.

The Company adopted the modified prospective method where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after January 1, 2006.  Additionally, compensation expense for unvested stock options that are outstanding at January 1, 2006, is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123(R).  The fair value of each grant is estimated using the Black-Scholes option pricing model.

During the three months ended March 31, 2007 and March 31, 2006, the Company recognized pre-tax stock-based compensation expense of $31,500 and $25,341, respectively, as a result of adopting SFAS 123(R).  The stock-based compensation expense is calculated based upon the original grant date fair value as allowed under SFAS 123(R). The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K in the respective years of the original grants.  As of March 31, 2007, the Company expects to realize approximately $488,000 of unrecognized compensation expense through December 31, 2011, related to outstanding unvested options.

Note 3 — Recent Accounting Changes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  The provisions of FIN 48 are effective as of the beginning of fiscal year 2007.  The Company has experienced no financial impact from implementing FIN 48.

Note 4 — Pending Acquisition

On February 22, 2007, the Company entered into an Agreement and Plan of Reorganization and Merger (the “Agreement”) with Landmark, pursuant to which Landmark will be merged with and into the Bank and the Bank will be the surviving entity (the “Merger”).  Effective at the time of merger, each outstanding share of Landmark common stock shall be converted into either (i) 0.778125 shares of the Company’s common stock, subject to adjustment under Sections 8.1.8 or 8.1.9 of the Agreement, or (ii) $12.45 in cash, at the election of the holder of such share of Landmark common stock, provided that the resulting mix of consideration is such that approximately 65 percent of the shares of Landmark common stock are converted into the Company’s common stock.  Consummation of the Merger is subject to several conditions, including receipt of applicable regulatory approvals and approval by the shareholders of the Company and Landmark.

In connection with the Merger and the Agreement, the Company entered into a Landmark Director-Shareholder’s Agreement dated February 22, 2007, with each of Landmark’s director-shareholders and Landmark’s Chief Executive Officer, and Landmark entered into a 1st Pacific Bancorp Director-Shareholder’s Agreement dated February 22, 2007, with each of the Company’s director-shareholders, pursuant to which, among other things, each such director-shareholder will (i) vote his or her shares in favor of the transactions contemplated by the Agreement and (ii) recommend that their respective company’s shareholders approve the Agreement and the transactions contemplated thereby.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

1st Pacific Bancorp (the “Company”) is a California corporation incorporated on August 4, 2006 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. 1st Pacific Bank of California (the “Bank”) is a wholly-owned bank subsidiary of the Company and was incorporated in California on April 17, 2000.  The Bank is a California corporation licensed to operate as a commercial bank under the California Banking Law by the California Department of Financial Institutions (the “DFI”).  References to the Company are references to 1st Pacific Bancorp (including the Bank), except for periods prior to January 16, 2007, in which case, reference to the Company are references to the Bank.

On February 22, 2007, the Company and the Bank, entered into an Agreement and Plan of Reorganization and Merger (the “Agreement”) with Landmark National Bank (“Landmark”), pursuant to which Landmark will be merged with and into the Bank and the Bank will be the surviving entity (the “Merger”).  See Note 3 above for further details.

For the quarter ended March 31, 2007, the Company’s earnings before taxes decreased 3% to $1,136,117 from the total of $1,173,433 for the quarter ended March 31, 2006.  Net income was $672,433, or $0.16 per diluted share, for the first quarter of 2007 compared to $692,788, or $0.16 per diluted share, in the first quarter of 2006. Total expenses at the holding company during the first quarter of 2007 were $29,313, net of tax benefits, and primarily related to legal, filing and printing costs.

For the 1st quarter ended, March 31, 2007, the Company’s net interest margin was 4.93% compared to 5.87% for the 1st quarter 2006. During 2006 and through the 1st quarter of 2007, net interest margin fell due to rising deposit costs and strong local competition for deposits. Asset yields began to stabilize in the latter half of 2006 as the Federal Reserve halted its tightening monetary policy in June 2006, yet deposit costs continued to reprice upwards with a lagging effect. Therefore, a decrease in pre-tax operating results compared to the prior periods was experienced.  Noninterest expenses have increased from prior periods as a result of increased salaries and benefits, professional and regulatory fees and occupancy expenses. Costs related to the opening of new locations and expenses related to the holding company reorganization have also contributed to prior period variances.

During 2006, the Bank, and therefore the Company, benefited from continued increases in overall interest rates during the first half of the year due to its asset sensitive interest rate risk profile. In the latter half of 2006, asset yields stabilized and competition for deposits continued to drive up interest rates on deposits, including competition from a number of newly chartered banks that have opened in the local market over the last few years.

The Company intends to continue to grow and increase its profitability in 2007 by continuing to focus on the financial services needs within its target market — small and medium-sized businesses and professionals in the greater San Diego County area.  The Company expects its internal growth will be enhanced by the completion of its acquisition of Landmark, which will add two branch offices to the Company’s branch network.  At March 31, 2007, Landmark had total assets of $113 million, total deposits of $92 million, and total shareholder’s equity of $18 million. Asset growth will continue to be focused on real estate secured and commercial business lending.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rate and Interest Differential

Balance Sheet Analysis

Assets at March 31, 2007, totaled $315.6 million, a decrease of $2.9 million from $318.5 million at December 31, 2006. Total loans increased by $4.7 million from $272.0 million at December 31, 2006 to $276.7 million at March 31, 2007. Total deposits have increased $7.0 million to $268.8 million from $261.8 million at December 31, 2006. The Company continues to focus its marketing efforts on establishing banking relationships with small to medium-sized business and professionals within the local market areas.

Net Interest Income

The principal component of the Company’s revenues is net interest income.  Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other interest-bearing liabilities.  The following table sets forth the components of net interest income, average earning assets and net interest margin:

	Three Months
	Ended
	March 31,
	2007	2006

Interest Income	$6,447,648	$5,226,039
Interest Expense	2,710,157	1,574,232

Net Interest Income	$3,737,491	$3,651,807

Average Earning Assets	$307,220,185	$252,305,088
Net Interest Margin (1)	4.93%	5.87%

(1) Interim periods are presented on an annualized basis.

For the three months ended March 31, 2007 compared to the same period of the prior year, net interest income increased 2% and the Company’s average earning assets increased 22%. Despite the increased volume of earning assets, net interest margin for these two periods decreased from 5.87% to 4.93%. The decrease in net interest margin is due to rising deposit costs and strong local competition for deposits combined with a flattening of loan yields. For the three months ended March 31, 2007, the cost of deposits was 4.52% compared to 3.40% for the same period of 2006. During the first quarter of 2006 and the first quarter of 2007, investment yields increased from 4.16% to 5.13% while the yield on loans increased only slightly from 8.73% to 8.88%. Interest spread for the first quarter of 2007 was 3.99% compared to 5.00% for the same period of 2006. The Federal Reserve halted its tightening monetary policy in June 2006 and asset yields began to stabilize. However, deposit costs continued to reprice upwards with a lagging effect.

The Company expects to continue to see pressure on net interest margin due to an increase in deposit rates, even if Federal monetary policy remains stable. The Company monitors and manages its interest rate sensitivity closely, however, management anticipates continued modest volatility in its net interest margin due to changes in earning asset mix, changes in cost of funds, and changes in the level of interest rates or the direction of interest rates.

Liquidity and Cash Flows

The Company’s balance sheet liquidity, which is a measure of its ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds being gathered and the assets being funded.  Liquidity primarily relies on funds from short-term liabilities such as demand deposits, certificates of deposit, and short-term borrowings and is augmented by payments of principal and interest on loans.  Access to short-term investments, primarily Federal funds sold, is the primary means for providing immediate liquidity; however, the Company maintains credit facilities with correspondent banks and has access to borrowing facilities through its Federal Home Loan Bank membership to aid in managing its short-term liquidity needs.

In order to manage the Company’s liquidity, management monitors a number of liquidity ratios, including the level of liquid assets to funding sources (both on and off the balance sheet), the level of dependence on non-core funding sources, the level of loans to funding sources, the level of short-term investments to total assets, and the level of unfunded loan commitments.  As of March 31, 2007, management of the Company considers its liquidity sufficient to meet the Company’s liquidity needs.

During the quarter ended March 31, 2007, cash provided by operating activities generally resulted from net income. Funds provided from the growth in total deposits were utilized to pay down borrowings, which combined with the funds utilized in investing activities, primarily growth in the loan portfolio, resulted in a decrease in cash and cash equivalents of $7.1 million during the quarter. Although deposits grew faster than loans during the quarter, to the extent loan demand is stronger than the Bank’s ability to raise core deposits, financing activities will be supplemented by higher costing time deposits and/or brokered funds.

Contractual Obligations

Our significant contractual obligations and significant commitments at December 31, 2006 are included in our Annual Report on Form 10-K for the year ended December 31, 2006. On February 7, 2007, the Company, entered into a Standard Office Lease with Arden Realty Limited Partnership for the future sight of the Company’s corporate headquarters and main branch office of the Bank to be located at 9333 Genesee Avenue, San Diego, California 92122. This lease and the related facilities will replace the existing operating leases and facilities for the Bank’s main branch and the Company’s executive offices, which expire December 31, 2007 and January 31, 2008, respectively. The new lease begins September 1, 2007, for an initial period of ten years and the Company has two options to extend the term for a period of five years each. The Company is obligated to pay initial rent of $53,360 per month with an increase of approximately 3% per year. The lease agreement allows for a tenant improvement allowance of fifty dollars ($50) per usable square foot, or $789,400.

Loan Portfolio

Loan Quality

Asset quality continues to be strong at the Company.  As of March 31, 2007, the Company had no loans on nonaccrual and there were no loans that were past due 90 days or more that were still accruing interest.  At December 31, 2006, the Company had no loans past due 90 days or more and no loans on nonaccrual.  The Company has never had any other real estate owned (“OREO”).

Allowance for Loan Losses

For the three months ended March 31, 2007, the provision for loan losses was $77,000 compared to $179,000 for the same period of 2006.  Management believes that the allowance, which stands at 1.19% of total loans at March 31, 2007, is adequate to cover potential future losses.  The allowance for loan losses at December 31, 2006 was 1.18% of total loans. See the table below for changes in allowance for loan loss.

	Three Months
	Ended
	March 31,
	2007	2006

Allowance, Beginning of Period	$3,251,002	$2,808,883
Provision for Loan Losses	77,000	179,000
Recoveries on Loans Charged Off	100	118
Loans Charged Off	—	(750)
Allowance, End of Period	$3,328,102	$2,987,251

Capital Resources

Shareholders’ equity at March 31, 2007, totaled $26.7 million compared to $25.9 million at December 31, 2006. The Company maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank.  The Company’s actual capital ratios and the required ratios for a “well-capitalized” bank are as follows:

		Actual Ratios
	Required	March 31,	December 31,
	Ratio	2007	2006

Tier 1 Leverage Capital (to Average Assets)	5.00%	8.46%	8.66%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	8.91%	8.71%
Total Capital (to Risk Weighted Assets)	10.00%	11.70%	11.48%

As previously discussed, on February 22, 2007, the Company announced it had entered into a definitive agreement to acquire Landmark in a cash and stock transaction valued at $24.6 million.  This transaction is expected to close in the third quarter of 2007.  Of the total cash consideration of approximately $10 million contemplated by the Agreement, the Company intends to finance approximately 50% from internal cash resources and approximately 50% from the issuance of Trust Preferred Securities.  The Company expects to continue to maintain capital ratios which meet regulatory guidelines and continue to be classified as a “well-capitalized” bank after the consummation of the merger with Landmark. No additional capital offerings are expected at this time.

Noninterest Income and Noninterest Expense

Noninterest income represents deposit account service charges, fees from the sale or brokering of loans and other types of fee income.  Noninterest income for the quarter ended March 31, 2007 totaled $169,892 compared to $119,630 for the quarter ended March 31, 2006.  This increase is primarily the result of an increase in broker fee income, as well as an increase in other service charges and business analysis charges, associated with the growth in the Company’s deposits compared to the prior year.

Noninterest expense represents salaries and benefits costs, occupancy and equipment expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. For the three months ended March 31, 2007, noninterest expense increased to $2,694,266 compared to $2,419,004 in the same period of 2006, an increase of $275,262.

Salaries and benefits expense accounts for $82,942 of the increase in noninterest expense between the three-month periods ended March 31, 2006 and 2007.  Salaries and benefits expense has increased as the Company grows and provides commissions and benefits to its employees. The Company had 70 employees as of March 31, 2006 compared to 75 employees as of March 31, 2007. An increase of $42,761 in occupancy relates to the Company’s continued expansion into new leased facilities and accelerated amortization on leasehold improvements. Professional and regulatory fees increased $72,726 primarily due to costs related to the holding company reorganization of $33,647 and FDIC assessments of $31,791. Other noninterest expenses, such as data processing and office and administrative expenses, related to expansion of the bank and its customer base and related support activities also increased.

Additionally, noninterest expenses are expected to increase significantly as a result of the expected consummation of the acquisition of Landmark; however, the Company expects that the efficiencies realized from this acquisition will more than offset the increased costs and expenses.

Income Taxes

Income tax expense for the quarter ended March 31, 2007, totaled $463,685 compared to $480,645 for the same quarter of the prior year.  The effective tax rates for the quarter ending March 2007 was 40.8% compared to 41.0% for quarter ending March 2006.

Off Balance Sheet Transactions

The Company in its ordinary course of business has commitments to disburse loan proceeds both under revolving and non-revolving arrangements.  As of March 31, 2007 the total of these commitments approximated $81.1 million compared to $90.8 million as of December 31, 2006.  Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Market risk at the Company is primarily derived from the exposure to interest rate risk.  Other types of market risk, such as foreign currency exchange risk, commodity price risk and equity price risk, are not significant in the normal course of the Company’s operations.  Furthermore, the Company has not entered into any significant market risk sensitive instruments for trading purposes.

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

There have been no material changes in the Company’s market risk exposure since December 31, 2006.

Item 4 — Controls and Procedures

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

The Company is not a party to any material, pending legal proceedings, other than ordinary, routine litigation incidental to its business.

Item 1A — Risk Factors

None.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

Those exhibits marked with a (*), refer to exhibits filed herewith. Other exhibits may be incorporated by reference.

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

4.3		1st Pacific Bancorp 2007 Omnibus Stock and Incentive Plan, incorporated by reference to Exhibit 4.3 to 1st Pacific Bancorp’s report on Form 8-K filed April 10, 2007.

10.1

Standard Office Lease by and between Arden Realty Limited Partnership and 1st Pacific Bank of California dated February 5, 2007, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 8-K filed February 13, 2007.

10.2		Form of Landmark Director-Shareholder’s Agreement, each dated February 22, 2007, incorporated by reference to Exhibit 10.3 to 1st Pacific Bancorp’s report on Form 8-K filed February 23, 2007.

10.3

Landmark Director-Shareholder’s Agreement dated February 22, 2007, between 1st Pacific Bancorp and 1st Pacific Bank of California on one hand and F.J. “Rick” Mandelbaum, incorporated by reference to Exhibit 10.4 to 1st Pacific Bancorp’s report on Form 8-K filed February 23, 2007.

10.4		Form of Affiliates Agreement, each dated February 22, 2007, incorporated by reference to Exhibit 10.6 to 1st Pacific Bancorp’s report on Form 8-K filed February 23, 2007.

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Pacific Bancorp

Date:	May 15, 2007	/s/ A. Vincent Siciliano
A. Vincent Siciliano
President and Chief Executive Officer

Date:	May 15, 2007	/s/ James H. Burgess
James H. Burgess
Executive Vice President and
Chief Financial Officer