Form 10-Q
period 2007-06-30
1st Pacific Bancorp
filed 2007-08-13
CIK 1380712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

On August 9, 2007, there were 3,906,132 shares of 1st Pacific Bancorp Common Stock outstanding.

1st Pacific Bancorp
June 30, 2007 — Quarterly Report on Form 10-Q

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

These forward-looking statements include statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “will,” “shall,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions.  These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions, including those described in this quarterly report and the other documents that are incorporated by reference herein.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  In connection with the safe harbors created by Section 21E of the Securities Exchange Act of 1934, as amended, and the provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  Such factors include, without limitation, the following:

•                  The expected cost savings to result from the merger of our wholly-owned subsidiary, 1st Pacific Bank of California (the “Bank”) with Landmark National Bank (“Landmark”).

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

•                  Increasing or decreasing interest rate environments, or changing interest rate policies of the Federal Reserve Board that could lead to decreased net interest margin and volatility of rate sensitive loans and deposits.

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

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Pacific Bancorp
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006

Cash and Due From Bank	$6,085,134	$9,099,447
Federal Funds Sold	10,140,000	20,985,000
TOTAL CASH AND CASH EQUIVALENTS	16,225,134	30,084,447

Investment Securities Available for Sale	8,571,971	8,998,338

Construction & Land Development	105,574,792	116,389,134
Real Estate - Comm’l & Residential	98,790,861	81,130,349
SBA 7a & 504	14,060,974	19,883,247
Commercial & Consumer	63,822,543	57,862,807
Allowance for Loan Losses	(3,402,102)	(3,251,002)
NET LOANS	278,847,068	272,014,535

Premises and Equipment	1,938,323	1,604,318
Equity Securities	2,612,300	2,086,850
Other Assets	3,934,445	3,676,110

TOTAL ASSETS	$312,129,241	$318,464,598

Noninterest-Bearing Deposits	$51,716,519	$46,099,641
Interest-Bearing Deposits	221,433,387	215,738,837
TOTAL DEPOSITS	273,149,906	261,838,478

Subordinated Debt and Other Borrowings	10,155,000	29,010,000
Accrued Interest and Other Liabilities	1,350,491	1,679,866
TOTAL LIABILITIES	284,655,397	292,528,344

Common Stock	20,743,433	20,637,080
Additional Paid in Capital	174,915	104,915
Retained Earnings	6,520,730	5,183,858
Accumulated Other Comprehensive Income, net	34,766	10,401
TOTAL SHAREHOLDERS’ EQUITY	27,473,844	25,936,254

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$312,129,241	$318,464,598

The accompanying notes are an integral part of the financial statements.

1st Pacific Bancorp
Unaudited Condensed Consolidated Income Statements

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and Fees on Loans	$6,187,879	$5,532,555	$12,257,704	$10,573,069
Interest on Investment Securities	144,061	58,761	276,573	99,408
Interest on Federal Funds Sold	237,155	224,482	482,466	369,360
TOTAL INTEREST INCOME	6,569,095	5,815,798	13,016,743	11,041,837
INTEREST EXPENSE
Interest on NOW, Savings & Money Market Accounts	927,793	587,821	1,873,661	1,082,924
Interest on Time Deposits	1,454,475	1,226,106	2,923,656	2,200,990
Interest on Borrowings	419,089	93,603	714,197	197,848
TOTAL INTEREST EXPENSE	2,801,357	1,907,530	5,511,514	3,481,762
NET INTEREST INCOME	3,767,738	3,908,268	7,505,229	7,560,075

Provision for Loan Losses	74,000	169,000	151,000	348,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,693,738	3,739,268	7,354,229	7,212,075

NONINTEREST INCOME
Service Charges, Fees and Other Income	95,911	94,487	218,013	200,330
Brokered Loan Fees and Gain on Loan Sales	80,493	50,283	128,283	64,070
	176,404	144,770	346,296	264,400
NONINTEREST EXPENSE
Salaries and Employee Benefits	1,584,469	1,517,396	3,214,234	3,063,618
Occupancy and Equipment Expense	401,672	384,760	801,845	723,939
Marketing and Business Promotion	168,991	142,321	290,414	256,475
Data Processing	230,852	192,907	434,041	363,279
Professional and Regulatory Fees	161,092	91,856	341,751	196,101
Office and Administrative Expenses	187,025	146,291	341,351	290,725
Other Miscellaneous Expenses	4,388	1,931	9,119	2,329
	2,738,489	2,477,462	5,432,755	4,896,466
INCOME BEFORE TAXES	1,131,653	1,406,576	2,267,770	2,580,009

Income Taxes	467,214	584,855	930,898	1,065,500
NET INCOME	$664,439	$821,721	$1,336,872	$1,514,509

Per Share Data:
Net Income - Basic	$0.17	$0.21	$0.34	$0.39
Net Income - Diluted	$0.16	$0.20	$0.32	$0.36

The accompanying notes are an integral part of the financial statements.

1st Pacific Bancorp
Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity

						Accumulated
						Other
		Common	Paid In	Comprehensive	Retained	Comprehensive
	Shares	Stock	Capital	Income	Earnings	Income (Loss)

Balance, December 31, 2005	3,849,540	$20,261,472	$—		$2,008,341	$(39,451)

Stock-based Compensation			104,915

Exercise of Stock Options,
Including Tax Benefits	40,152	375,608

Comprehensive Income:
Change in Gain/Loss on Investment Securities, net				$49,852		49,852

Net Income for the Period				3,175,517	3,175,517
Total Comprehensive Income				$3,225,369

Balance, December 31, 2006	3,889,692	20,637,080	104,915		5,183,858	10,401

Stock-based Compensation			70,000

Exercise of Stock Options,
Including Tax Benefits	11,840	106,353

Comprehensive Income:
Change in Gain/Loss on Investment Securities, net				$24,365		24,365

Net Income for the Period				1,336,872	1,336,872
Total Comprehensive Income				$1,361,237

Balance, June 30, 2007	3,901,532	$20,743,433	$174,915		$6,520,730	$34,766

The accompanying notes are an integral part of the financial statements.

1st Pacific Bancorp
Unaudited Condensed Consolidated Statements of Cash Flows

	For the
	Six Months
	Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net Income	$1,336,872	$1,514,509
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	309,988	224,667
Provision for Loan Losses	151,000	348,000
Stock-based Compensation Expense	70,000	50,841
Other Items - Net	(393,392)	449,114
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,474,468	2,587,131

INVESTING ACTIVITIES
Purchases of Investment Securities	(211,250)	(7,261,146)
Purchases and Redemptions of Equity Securities	(525,450)	(112,350)
Maturities and Sales of Investment Securities	467,664	683,995
Net Change in Loans	(6,983,533)	(23,959,098)
Purchase of Premises and Equipment	(643,993)	(326,054)
NET CASH USED BY INVESTING ACTIVITIES	(7,896,562)	(30,974,653)

FINANCING ACTIVITIES
Stock Options Exercised	106,353	100,000
Increase (Decrease) in Borrowings	(18,855,000)	7,000,000
Increase in Deposits	11,311,428	12,573,019
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(7,437,219)	19,673,019

(DECREASE) IN CASH AND CASH EQUIVALENTS	(13,859,313)	(8,714,503)

Cash and Cash Equivalents at Beginning of Period	30,084,447	28,938,147

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,225,134	$20,223,644

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

After completing its initial public offering, the Bank commenced operations on November 17, 2000, from a branch office in the Golden Triangle area of San Diego and a branch office in the Tri-Cities area of North San Diego County (“North County”).  Since then, the Company has opened three branch offices, one in the Mission Valley area of San Diego, one in the Inland North County area of San Diego and the third in El Cajon in April of 2006. In addition, in December 2004, the Company moved its executive offices from the Golden Triangle branch to a separate location in the same vicinity.  On February 22, 2007, the Company announced it had entered into a definitive agreement to acquire Landmark National Bank (“Landmark”) in a cash and stock transaction valued at $24.6 million.  Effective July 1, 2007, the acquisition of Landmark was complete, which added a branch office in Solana Beach and another in downtown La Jolla to the Company’s branch network.

The Company is organized as a single operating unit with five full-service branch offices as of the period ended June 30, 2007. Interest earned on loans is the primary source of revenue. Lending activities are funded, primarily, through providing deposit products and services to customers. The Company’s customers are predominately small and medium-sized businesses and professionals in San Diego County.

The interim condensed consolidated financial statements include the accounts of the Company and the consolidated accounts of the Bank. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore do not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month and six month periods ended June 30, 2007, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Note 2 — Stock-Based Compensation

On January 1, 2006, the Company implemented Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payments (“SFAS 123(R)”) which replaced SFAS 123 and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees and the related implementation guidance. SFAS 123(R) addresses accounting for equity-based compensation arrangements, including employee stock options.

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

During the three month and six month periods ended June 30, 2007, the Company recognized pre-tax stock-based compensation expense of $38,500 and $70,000, respectively, as a result of adopting SFAS 123(R).  The stock-based compensation expense is calculated based upon the original grant date fair value as allowed under SFAS 123(R). The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K in the respective years of the original grants.  As of June 30, 2007, the Company expects to realize approximately $722,000 of unrecognized compensation expense through December 31, 2012, related to outstanding unvested options.

Note 3 — Recent Accounting Changes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  The provisions of FIN 48 are effective as of the beginning of fiscal year 2007.  The Company has experienced no financial impact from implementing FIN 48.

Note 4 — Subsequent Events

On July 1, 2007, the Company completed the acquisition of Landmark pursuant to an Agreement and Plan of Reorganization and Merger dated February 22, 2007 (the “Agreement”) under the terms of which Landmark merged with and into 1st Pacific Bank of California, a wholly-owned subsidiary of the Company. Shareholders of Landmark will have the right to exchange each share of Landmark common stock they own for either (i) 0.778125 shares of the Company’s common stock, (ii) $12.45 in cash or (iii) a combination of both, at the election of the holder, subject to certain restrictions in the Agreement. Landmark shareholders’ election of the type of consideration they wish to receive is subject to the requirement that approximately 65 percent of the shares of Landmark common stock are converted into the Company’s common stock and 35 percent of the shares of Landmark common stock are exchanged for cash.

The merger will be accounted for using the purchase accounting method. Accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Allocation of the purchase price will be modified over the next several months, as more information is obtained about the fair value of the assets acquired and liabilities assumed. Accordingly, the final fair value adjustments may be materially different from those presented below which are based on balance sheet information from Landmark as of July 1, 2007:

Landmark National Bank (in 000’s)
Assets Acquired or to be Acquired:
Cash and Investments	$20,800
Loans, Net	71,500
Goodwill and Other Intangibles	10,100
Deferred Tax Asset	2,900
Other Assets	1,700
Total Assets Acquired	107,000

Liabilities Assumed or to be Assumed:
Deposits	81,800
Borrowings & Other Liabilities	600
Total Liabilities Assumed	82,400

Total Consideration Paid Including Net Value of Options and Warrants Assumed	$24,600

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the key factors that influenced our financial performance for the three month and six month periods ended June 30, 2007. This analysis should be read in conjunction with our 2006 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report.

Overview

For the quarter ended June 30, 2007, the Company’s earnings before taxes decreased 20% to $1,131,653 from the total of $1,406,576 for the same period in 2006.  Net income was $664,439, or $0.16 per diluted share, for the second quarter of 2007 compared to $821,721, or $0.20 per diluted share, in the second quarter of 2006.

For the second quarter ended, June 30, 2007, the Company’s net interest margin was 4.80% compared to 5.81% for the second quarter 2006. During 2006 and through the 1st quarter of 2007, net interest margin fell due to rising deposit costs and strong local competition for deposits. Asset yields began to stabilize in the latter half of 2006 as the Federal Reserve halted its tightening monetary policy in June 2006, yet deposit costs continued to reprice upwards with a lagging effect. This decline in net interest margin has had a significant impact and resulted in a decrease in pre-tax operating results compared to the prior periods.  As a function of the Company’s growth, noninterest expenses have increased from prior periods as a result of increased salaries and benefits, professional and regulatory fees and occupancy expenses. Costs related to the opening of new locations and expenses related to the holding company reorganization have also contributed to prior period variances.

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

The Company intends to continue to grow and increase its profitability in 2007 by continuing to focus on the financial services needs within its target market — small and medium-sized businesses and professionals in the greater San Diego County area.  The Company expects its internal growth to be enhanced as a result of the completion of its acquisition of Landmark, which added two offices to the Company’s branch network. Asset growth will continue to be focused on real estate secured and commercial business lending.

Results of Operations

Balance Sheet Analysis

Assets at June 30, 2007, totaled $312.1 million, a decrease of $6.4 million from $318.5 million at December 31, 2006. Net loans increased by $6.8 million from $272.0 million at December 31, 2006 to $278.8 million at June 30, 2007. Total deposits have increased $11.3 million to $273.1 million from $261.8 million at December 31, 2006. The Company continues to focus its marketing efforts on establishing banking relationships with small to medium-sized businesses and professionals within the local market areas.

Loan Portfolio and Loan Quality

Although nonperforming assets have increased, the Company continues to have strong asset quality which has helped support its profitability through second quarter 2007 by allowing a reduction in loan loss provisioning. As of June 30, 2007, the Company had one $4.7 million loan which was placed on nonaccrual in May 2007.

During March 2007, the Bank became aware that a completed residential project, financed by a construction loan was not experiencing unit sales as expected. The project consists of twenty six (26) condominium units, of which eight (8) or 30% are sold and paid off through escrow closings as of June 2007, leaving a balance owing of $4,723,863 and eighteen (18) units unsold.  A recent escrow closing in July 2007 reflected a sales price of $319,900 and has further reduced the balance owing to $4,452.267.  The Bank expects to make full recovery of outstanding principal and interest via future property sales contracted through a real estate sales broker and, should there be any deficiency, from guarantors. The project has experienced stronger activity and market stimulation since mid-July. This is primarily due to the reduction in sales price and broker co-op program, which has resulted in five pending unit sales and three units in negotiations. In addition to this project, as of June 30, 2007, the Bank had $3.5 million of potential problem loans which are not disclosed as nonperforming loans, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which may result in disclosure of such loans as non performing loans in the future.

The following is a summary of nonperforming assets at June 30, 2007 and December 31, 2006. The Company has never had any other real estate owned (“OREO”).

	June 30,	December 31,
	2007	2006

Loans 90 Day Past Due and Still Accruing	$—	$—
Loans on Nonaccrual	4,724	—
Nonperforming Loans	4,724	—
Other Real Estate Owned (OREO)	—	—
Nonperforming Assets	$4,724	$—

Nonperforming Loans as a Percent of Total Loans	1.69%	0.00%
Allowance for Loan Losses as a Percent Of Nonperforming Loans	72.02%	n/a
Nonperforming Assets as a Percent of Total Assets	1.51%	0.00%

Allowance for Loan Losses

For the three months ended June 30, 2007, the provision for loan losses was $74,000 compared to $169,000 for the same period of 2006.  Management believes that the allowance, which stands at 1.21% of total loans at June 30, 2007, is adequate to cover potential future losses.  The allowance for loan losses at December 31, 2006 was 1.18% of total loans. See the table below for changes in allowance for loan loss.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Allowance, Beginning of Period	$3,328,102	$2,987,883	$3,251,002	$2,808,883
Provision for Loan Losses	74,000	169,000	151,000	348,000
Recoveries on Loans Charged Off	—	208	100	208
Loans Charged Off	—	(750)	—	(750)
Allowance, End of Period	$3,402,102	$3,156,341	$3,402,102	$3,156,341

Deposits and Borrowings

The Company’s interest-bearing deposits increased to $221.4 million as of June 30, 2007 compared to $215.7 million as of December 31, 2006. Non-interest bearing deposits increased to $51.7 million as of June 30, 2007 compared to $46.1 million as of December 31, 2006.

The Company’s subordinated debt and other borrowings totaled $10.2 million at June 30, 2007. The Company maintains $5.0 million in Floating Rate Junior Subordinated Debentures issued in March, 2005, with a final maturity of June 15, 2020, a right on behalf of the Bank for early redemptions beginning in June, 2010, and an interest rate which floats quarterly based on 3 Month LIBOR plus a spread of 178 basis points.  The coupon interest rate on the subordinated debt as of June 30, 2007 was 7.14% (3 month LIBOR plus 178 basis points).

On June 28, 2007, the Company completed a private placement of $5 million in aggregate principal amount of floating rate preferred securities (the “Trust Preferred Securities”) through a newly formed Delaware trust affiliate, FPBN Trust I (the “Trust”). The Trust used the proceeds from the sale of the Trust Preferred

Securities together with the proceeds from the sale of Common Securities to purchase $5,155,000 in aggregate principal amount of the Company’s unsecured floating rate junior subordinated debt securities due September 1, 2037 issued by the Company (the “Junior Subordinated Debt Securities”). As of June 30, 2007, the coupon interest rate was 6.76% (3 month LIBOR plus 1.40%) and floats quarterly. The net proceeds to the Company from the sale of the Junior Subordinated Debt Securities will be used by the Company to fund a portion of the cash consideration in the acquisition of Landmark which was complete and effective July 1, 2007.

Income Statement Analysis

Net Interest Income

The principal component of the Company’s revenues is net interest income.  Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other interest-bearing liabilities.  The following table sets forth the components of net interest income, average earning assets and net interest margin:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest Income	$6,569,095	$5,815,798	$13,016,743	$11,041,837
Interest Expense	2,801,357	1,907,530	5,511,514	3,481,762

Net Interest Income	$3,767,738	$3,908,268	$7,505,229	$7,560,075

Average Earning Assets	$314,563,704	$269,876,465	$310,912,231	$261,139,315
Net Interest Margin (1)	4.80%	5.81%	4.87%	5.84%

(1) Interim periods are presented on an annualized basis.

The Company experienced a decrease in net interest income during both the three month and six month periods ended June 30, 2007 compared to the same periods of the prior year. Despite the increased volume of earning assets compared to the prior periods, a decline in net interest margin for these two periods has resulted in lower net interest income. For instance, the second quarter of 2007, net interest income decreased 4% even though the Company’s average earning assets increased 17% compared to the prior year because of the decrease in net interest margin from 5.81% to 4.80%.

For the six months ended June 30, 2007, the cost of interest-bearing deposits was 4.52% compared to 3.59% for the same period of 2006. For the six month periods ended 2007 and 2006, the yield on loans decreased from 8.88% to 8.78%. Interest spread for the first six month period of 2007 was 3.92% compared to 4.94% for the same period of 2006.

Asset yields began to stabilize in the second half of 2006, but continued modest declines during the first half of 2007. Yield on loans decreased from 8.87% in the first quarter of 2007 to 8.70% in the second quarter of 2007. Deposit costs continued to reprice upwards with a lagging effect through the first quarter of 2007 and have begun to stabilize in the second quarter. Net interest margin has been negatively affected by both the decrease in loan yields and the competition in the local market for deposits.

The Company closely monitors and manages its interest rate sensitivity, however, management anticipates continued volatility in its net interest margin due to changes in earning asset mix, changes in cost of funds, and changes in the level of interest rates or the direction of interest rates.

Noninterest Income and Noninterest Expense

Noninterest income represents deposit account service charges, fees from the sale or brokering of loans and other types of fee income.  For the quarter ended June 30, 2007, the Company realized $176,404 in noninterest income compared to $144,770 for the quarter ended June 30, 2006.  Total service charges on deposits increased $22,188 and gains on sales of loans increased by $30,210. However, the Company experienced a decline in loan servicing income as a result of loan payoffs during the 2nd quarter of 2007 in the amount of $16,191.

Noninterest expense represents salaries and benefits costs, occupancy and equipment expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. For the three months ended June 30, 2007, noninterest expenses increased to $2,738,489 compared to $2,477,462 in the same period of 2006, an increase of $261,027 with similar trends for the six month comparable periods.

Salaries and benefits expense accounts for $67,073 of the increase in noninterest expense between the three month periods ended June 30, 2006 and 2007.  Salaries and benefits expense has increased as the Company grows and provides incentives and benefits to its employees. The Company had 76 employees as of June 30, 2007 compared to 74 employees as of June 30, 2006.

An increase of $16,912 in occupancy expense relates to the accelerated amortization of certain leasehold improvements as a result of facilities relocating in the third quarter of 2007. Professional and regulatory fees increased $69,236 primarily due to costs related to FDIC assessments of approximately $34,600 and, in addition, consulting, audit, legal, and holding company expenses increased. Data processing expenses increased $37,945 primarily related to processing customer accounts. In addition, office and administrative expenses increased $40,734 of which approximately $10,000 was indirect costs associated with the acquisition of Landmark.

In connection with the formation of the Bank Holding Company, the Company began reporting on EDGAR, the SEC’s electronic reporting system; filing and reporting fees related to the Company’s activity this quarter have increased $22,300.

In 2007, as the Company continues to expand and add personnel, noninterest expenses are expected to increase at a level to sustain the growth of the Company’s customer base. During third quarter 2007, the East County Branch Office will be relocated to a larger, permanent location from its existing temporary facility and the Golden Triangle Branch Office and the Headquarters Office will be relocated and combined in a larger facility.  As a result of these moves, the Company will incur moving expenses, increased rent and other occupancy expenses, and will likely have short periods where the Company will be paying rent expense on old facilities and new facilities.  Furthermore, the Company may need to continue to amortize leasehold improvements faster than anticipated.  Noninterest expenses are expected to increase significantly as a result of the acquisition of Landmark National Bank; however, the Company expects that the efficiencies realized from the acquisition will more than offset the increased costs and expenses.

Income Taxes

Income tax expense for the quarter ended June 30, 2007, totaled $467,214 compared to $584,855 for the same quarter of the prior year.  The effective tax rates for the quarter ending June 2007 was 41.3% compared to 41.6% for quarter ending June 2006.

Capital Resources

Shareholders’ equity at June 30, 2007, totaled $27.5 million compared to $25.9 million at December 31, 2006. The Company maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank.  The Company’s actual consolidated capital ratios and the required ratios for a “well-capitalized” bank are as follows:

		Actual Ratios
	Required	June 30,	December 31,
	Ratio	2007	2006

Tier 1 Leverage Capital (to Average Assets)	5.00%	8.53%	8.66%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	9.18%	8.71%
Total Capital (to Risk Weighted Assets)	10.00%	13.71%	11.48%

Effective July 1, 2007, the Company finalized the acquisition of Landmark in a cash and stock transaction valued at approximately $24.6 million. Of the total cash consideration of approximately $9 million, the Company intends to finance approximately $4 million from internal cash resources and approximately $5 million from the issuance of the Trust Preferred Securities discussed above.

The Company expects to continue to maintain capital ratios which meet regulatory guidelines and continue to be classified as a “well-capitalized” bank as a result of its merger with Landmark. No additional capital offerings are expected at this time.

Contractual Obligations

Our significant contractual obligations and significant commitments at December 31, 2006 are included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Since December 31, 2006, the Company entered into a Standard Office Lease with Arden Realty Limited Partnership for the future sight of the Company’s corporate headquarters and main branch office of the Bank to be located at 9333 Genesee Avenue, San Diego, California 92122. This lease and the related facilities will replace the existing operating leases and facilities for the Bank’s main branch and the Company’s executive offices, which expire December 31, 2007 and January 31, 2008, respectively. The new lease begins September 1, 2007, for an initial period of ten years and the Company has two options to extend the term for a period of five years each. The Company is obligated to pay initial rent of $53,360 per month with an increase of approximately 3% per year. The lease agreement allows for a tenant improvement allowance of fifty dollars ($50) per usable square foot, or $789,400.

As a result of the acquisition of Landmark National Bank effective July 1, 2007, the Company became obligated under two operating leases for office space which will be operated as two branch offices of the Company. One branch office is located at 937 Lomas Santa Fe Drive, Solana Beach, California 92075, includes approximately 7,513 square feet, and the lease expires on August 31, 2011, with two five-year options to renew at the then-current fair market rate. The lease calls for current monthly rent obligation of approximately $27,300, including common area charges, and includes biannual rent increases of approximately 5%.

The other branch office from Landmark is located at 7817 Ivanhoe, Suite 100, La Jolla, California 92037, includes approximately 7,008 square feet, and is leased for a term expiring on January 31, 2018, with two five-year options to renew at the then-current fair market rate. The lease calls for current monthly rent obligation of approximately $27,000, including common area charges, and includes annual rent increases of 4 - 6%.

The Company is evaluating subleasing portions of each of the above branch offices acquired from Landmark.

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

The Company actively manages its liquidity position and, during second quarter 2007, added language to its policy to describe ongoing practices related to daily liquidity management and added the concept of “contingency” sources of liquidity, whereby a certain level of liquidity sources are reserved to be used for unforeseen contingency purposes. Additionally, to allow for more efficient balance sheet management, the Company changed its policy to reduce “on” balance sheet liquidity ratios and increase the thresholds for non-core deposits as it increases its use of brokered and other non-core deposits.

In order to manage liquidity, the Company’s management monitors a number of liquidity ratios, including the level of liquid assets to funding sources (both on and off the balance sheet), the level of dependence on non-core funding sources, the level of loans to funding sources, the level of short-term investments to total assets, contingent sources to total deposits and the level of unfunded loan commitments.  As of June 30, 2007, management of the Company considers its liquidity sufficient to meet the Company’s liquidity needs.

During the six months ended June 30, 2007, cash provided by operating activities generally resulted from net income. Funds provided from the growth in total deposits were utilized to fund loan growth. In addition, a change in balance sheet liquidity management, discussed above, allowed the Company to payoff short term borrowings from current short term investments and resulted in the net use of funds from financing activities and the decrease in cash and cash equivalents of $13.8 million during the quarter. Although deposits grew faster than loans during the year, to the extent loan demand is stronger than the Bank’s ability to raise core deposits, financing activities are supplemented by higher costing time deposits and/or brokered funds.

Off Balance Sheet Transactions

The Company in its ordinary course of business has commitments to disburse loan proceeds both under revolving and non-revolving arrangements.  As of June 30, 2007 the total of these commitments approximated $79.4 million compared to $90.8 million as of December 31, 2006.  Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

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

There have been no material changes in the Company’s market risk exposure since December 31, 2006. Additionally, the Company does not anticipate any significant changes in its exposure to interest rate risk as a result of its acquisition of Landmark because Landmark’s loan and deposit portfolios have very similar characteristics to that of the Company.

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

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

On June 21, 2007, the Company held its Annual Meeting of Shareholders for the purpose of considering and voting upon the following matters:

Proposal I — Approval of Landmark Merger

Approve the principal terms of the Landmark merger agreement. The merger agreement provided that Landmark National Bank will merge with 1st Pacific Bank of California, 1st Pacific Bancorp’s subsidiary. As a result of the merger, 1st Pacific Bank is the surviving bank and will operate under the name “1st Pacific Bank of California.” Additional details regarding the merger can be found in our Registration Statement on Form S-4 filed on May 14, 2007, which is hereby incorporated by reference. The results of the voting to approve the principal terms of the Landmark merger agreements were as follows:

Yes	No	Abstentions	Broker Non-Votes
2,230,577	2,600	3,600	601,963

Proposal II — Election of Directors

To elect the following seven (7) nominees to serve as directors for a one-year term until their successors are duly elected and have been qualified: Robert Cange, Albert Colucci, Ronne Froman, James Knight, MD, Susan Lew, Albert Logan and A. Vincent Siciliano.

The results of the voting for the seven nominees for director were as follows:

		Against/	Abstentions/
Votes Cast:	For	Withheld	Broker Non-Votes
Robert Cange	2,838,740	—	—
Albert Colucci	2,838,740	—	—
Ronne Froman	2,822,740	16,000	—
James Knight, MD	2,838,740	—	—
Susan Lew	2,808,740	30,000	—
Albert Logan	2,838,740	—	—
A. Vincent Siciliano	2,838,740	—	—

Proposal III — Approval of Omnibus Plan

Approve the 1st Pacific Bancorp 2007 Omnibus Stock Incentive Plan and the number of shares reserved under the plan for the issuance of incentive stock options.

Yes	No	Abstentions	Broker Non-Votes
2,119,377	94,740	22,660	601,963

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

10.1

Declaration of Trust of FPBN Trust I, dated as of June 28, 2007, among 1st Pacific Bancorp, as sponsor, the California and institutional trustee named therein, and the administrators names therein, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 8-K filed July 5, 2007.

10.2

Indenture, dated as of June 28, 2007, between 1st Pacific Bancorp, as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2037, incorporated by reference to Exhibit 10.2 to 1st Pacific Bancorp’s report on Form 8-K filed July 5, 2007.

10.3

Guarantee Agreement, dated as of June 28, 2007, between 1st Pacific Bancorp and the guarantee trustee named therein, incorporated by reference to Exhibit 10.3 to 1st Pacific Bancorp’s report on Form 8-K filed July 5, 2007.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Pacific Bancorp

Date:	August 12, 2007	/s/ A. Vincent Siciliano
A. Vincent Siciliano
President and Chief Executive Officer

Date:	August 12, 2007	/s/ James H. Burgess
James H. Burgess
Executive Vice President and
Chief Financial Officer