Form 10-Q
period 2007-09-30
1st Pacific Bancorp
filed 2007-11-14
CIK 1380712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 000-52436

1ST PACIFIC BANCORP

State of California	NO. 20-5738252
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

9333 Genesee Ave #300, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

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

On November 9, 2007, there were 4,916,003 shares of 1st Pacific Bancorp Common Stock outstanding.

1st Pacific Bancorp

September 30, 2007 - Quarterly Report on Form 10-Q

INDEX

Forward Looking Statements

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements
Unaudited Condensed Consolidated Balance Sheets at September 30, 2007 and
December 31, 2006

Unaudited Condensed Consolidated Income Statements for the three months and nine months ended September 30, 2007 and 2006

Unaudited Condensed Consolidated Statement of Changes in Shareholders'
Equity from December 31, 2005 through September 30, 2007

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2 — Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Item 4 — Controls and Procedures

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Item 1A — Risk Factors

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 — Defaults Upon Senior Securities

Item 4 — Submission of Matters to a Vote of Security Holders

Item 5 — Other Information

Item 6 — Exhibits

Signatures

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

These forward-looking statements include statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “will,” “shall,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions.  These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions, including those described in this quarterly report and the other documents that are incorporated by reference herein.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  In connection with the safe harbors created by Section 21E of the Securities Exchange Act of 1934, as amended, and the provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  Such factors include, without limitation, the following:

•                  The expected cost savings and accretive effect to earnings resulting from the merger of our wholly-owned subsidiary, 1st Pacific Bank of California (the “Bank”) with Landmark National Bank (“Landmark”), effective July 1, 2007.

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

•                  Risks of sudden changes in interest rate, especially with respect to the Company’s concentration in commercial real estate loans.

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

PART 1 — FINANCIAL INFORMATION

Item 1 - Financial Statements

1st Pacific Bancorp

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006

Cash and Due From Bank	$8,050,507	$9,099,447
Federal Funds Sold	22,390,000	20,985,000
TOTAL CASH AND CASH EQUIVALENTS	30,440,507	30,084,447

Investment Securities Available for Sale	17,604,764	8,998,338

Construction & Land Development	132,666,956	116,389,134
Real Estate - Comm’l & Residential	121,601,613	81,130,349
SBA 7a & 504	16,727,294	19,883,247
Commercial & Consumer	79,131,869	57,862,807
Allowance for Loan Losses	(4,464,714)	(3,251,002)
NET LOANS	345,663,018	272,014,535

Premises and Equipment	3,847,837	1,604,318
Equity Securities	3,439,750	2,086,850
Goodwill and Other Intangible Assets	12,090,626	—
Other Assets	8,097,004	3,676,110

TOTAL ASSETS	$421,183,506	$318,464,598

Noninterest-Bearing Deposits	$78,140,129	$46,099,641
Interest-Bearing Deposits	274,018,061	215,738,837
TOTAL DEPOSITS	352,158,190	261,838,478

Subordinated Debt and Other Borrowings	20,155,000	29,010,000
Accrued Interest and Other Liabilities	4,568,134	1,679,866
TOTAL LIABILITIES	376,881,324	292,528,344

Common Stock	36,784,761	20,637,080
Additional Paid in Capital	234,615	104,915
Retained Earnings	7,205,962	5,183,858
Accumulated Other Comprehensive Income, net	76,844	10,401
TOTAL SHAREHOLDERS’ EQUITY	44,302,182	25,936,254

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$421,183,506	$318,464,598

The accompanying notes are an integral part of the financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Income Statements

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and Fees on Loans	$7,710,800	$5,831,068	$19,968,504	$16,404,137
Interest on Investment Securities	318,829	137,227	595,402	236,635
Interest on Federal Funds Sold	244,431	109,842	726,897	479,202
TOTAL INTEREST INCOME	8,274,060	6,078,137	21,290,803	17,119,974

INTEREST EXPENSE
Interest on NOW, Savings & Money Market Accounts	1,142,791	715,860	3,016,452	1,798,783
Interest on Time Deposits	1,898,108	1,314,114	4,821,764	3,515,105
Interest on Borrowings	200,810	174,444	915,007	372,292
TOTAL INTEREST EXPENSE	3,241,709	2,204,418	8,753,223	5,686,180
NET INTEREST INCOME	5,032,351	3,873,719	12,537,580	11,433,794

Provision for Loan Losses	37,000	86,000	188,000	434,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,995,351	3,787,719	12,349,580	10,999,794

NONINTEREST INCOME
Service Charges, Fees and Other Income	177,618	99,781	395,631	300,111
Brokered Loan Fees and Gain on Loan Sales	—	40,200	128,283	104,270
	177,618	139,981	523,914	404,381
NONINTEREST EXPENSE
Salaries and Employee Benefits	2,181,582	1,451,823	5,395,816	4,515,440
Occupancy and Equipment Expense	787,989	399,204	1,589,834	1,156,568
Marketing and Business Promotion	185,215	154,757	475,629	411,232
Data Processing	312,737	199,193	746,777	562,472
Professional and Regulatory Fees	210,159	105,466	551,910	301,567
Office and Administrative Expenses	319,770	127,136	661,109	384,437
Other Miscellaneous Expenses	1,663	3,714	10,783	6,043
	3,999,115	2,441,293	9,431,858	7,337,759
INCOME BEFORE TAXES	1,173,854	1,486,407	3,441,636	4,066,416

Income Taxes	488,629	613,900	1,419,532	1,679,400
NET INCOME	$685,225	$872,507	$2,022,104	$2,387,016

Per Share Data:
Net Income - Basic	$0.14	$0.23	$0.48	$0.62
Net Income - Diluted	$0.13	$0.21	$0.44	$0.57

The accompanying notes are an integral part of the financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity

						Accumulated
						Other
		Common	Paid In	Comprehensive	Retained	Comprehensive
	Shares	Stock	Capital	Income	Earnings	Income (Loss)

Balance, December 31, 2005	3,849,540	$20,261,472	$—		$2,008,341	$(39,451)

Stock-based Compensation			104,915

Exercise of Stock Options, Including Tax Benefits	40,152	375,608

Comprehensive Income:
Change in Gain/Loss on Investment Securities, net				$49,852		49,852

Net Income for the Period				3,175,517	3,175,517
Total Comprehensive Income				$3,225,369

Balance, December 31, 2006	3,889,692	20,637,080	104,915		5,183,858	10,401

Stock-based Compensation			129,700

Exercise of Stock Options, Including Tax Benefits	26,083	220,672

Comprehensive Income:
Change in Gain/Loss on Investment Securities, net				66,443		66,443

Shares and Substituted Warrants Issued in Purchase of Landmark Bank	1,000,228	15,927,009

Net Income for the Period				2,022,104	2,022,104
Total Comprehensive Income				$2,088,547

Balance, September 30, 2007	4,916,003	$36,784,761	$234,615		$7,205,962	$76,844

The accompanying notes are an integral part of the financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statements of Cash Flows

	For the
	Nine Months
	Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES
Net Income	$2,022,104	$2,387,016
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	493,384	352,391
Provision for Loan Losses	188,000	434,000
Stock-based Compensation Expense	129,700	79,083
Other Items - Net	(146,538)	(693,076)
NET CASH PROVIDED
BY OPERATING ACTIVITIES	2,686,650	2,559,414

INVESTING ACTIVITIES
Purchases of Investment Securities	(211,250)	(7,261,146)
Redemptions of Equity Securities	138,100	—
Maturities and Sales of Investment Securities	5,448,420	1,083,167
Net Change in Loans	(2,457,610)	(25,178,788)
Cash paid for Acquisition of Landmark	(9,463,231)	—
Cash and Cash Equivalents Acquired from Landmark	5,417,390	—
Purchase of Premises and Equipment	(1,088,669)	(434,557)
NET CASH USED
BY INVESTING ACTIVITIES	(2,216,850)	(31,791,324)

FINANCING ACTIVITIES
Stock Options Exercised	220,672	120,062
Increase (Decrease) in Borrowings	(8,855,000)	17,500,000
Increase in Deposits	8,520,588	7,802,891
NET CASH (USED) PROVIDED
BY FINANCING ACTIVITIES	(113,740)	25,422,953

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	356,060	(3,808,957)

Cash and Cash Equivalents at Beginning of Period	30,084,447	28,938,147

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$30,440,507	$25,129,190

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

After completing its initial public offering, the Bank commenced operations on November 17, 2000, from a branch office in the Golden Triangle area of San Diego and a branch office in the Tri-Cities area of North San Diego County (“North County”).  Since then, the Company has opened three branch offices, one in the Mission Valley area of San Diego, one in the Inland North County area of San Diego and the third in El Cajon in April of 2006. Effective July 1, 2007, the Company acquired Landmark National Bank, which added a branch office in Solana Beach and another in downtown La Jolla to the Company’s branch network.

The Company is now organized as a single operating unit with seven full-service branch offices as of the period ended September 30, 2007. Interest earned on loans is the primary source of revenue. Lending activities are funded, primarily, through providing deposit products and services to customers. The Company’s customers are predominately small and medium-sized businesses and professionals in San Diego County.

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, the unaudited financial information for the three month and nine month periods ended September 30, 2007, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Note 2 — Acquisition of Landmark National Bank

Effective July 1, 2007, the Company acquired 100% of the outstanding common stock of Landmark National Bank (“Landmark”) and acquired all of its assets and assumed all of its liabilities.  Landmark operated two full-service branch offices in Solana Beach and La Jolla, CA, serving predominately small and middle-market businesses and professionals in the County of San Diego.  Landmark’s results of operations are included in the Company’s results beginning July 2, 2007.  As a result of the acquisition, the Company has expanded its branch network in San Diego County to seven branch offices, added experienced banking personnel, and added loan and deposit totals complementary to its existing product offerings.

The purchase price consisted of approximately 35% cash consideration and 65% stock, totaling $25.4 million, which was comprised of the following:

Common Stock - 1,000,228 shares issued (1)	$15,927,009
Cash Consideration	8,619,122
Transaction Fees and Costs	844,109
Total Purchase Price	$25,390,240

(1)  The value of the shares of common stock issued was determined based on the weighted average market price of all shares traded over the 3 trading days before and after the terms of the acquisition were agreed to and announced on February 22, 2007.  The weighted average price for these trading days was $15.923378 per share.

The merger was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the merger date as summarized below.  The allocation of the purchase price will be modified over the next several months, as more information is obtained about the fair value of the assets acquired and liabilities assumed.  Modifications may result from further adjustments to the fair value of lease liabilities, impaired loans and litigation contingencies.  Accordingly, the final fair value adjustments may be materially different from those presented below.

Cash and Cash Equivalents	$5,417,390
Investment Securities & Interest-bearing Deposits	13,843,596
Loans, Net	71,378,872
Premises and Equipment	858,834
Equity Securities	1,491,000
Core Deposit Intangible	1,644,399
Goodwill	10,460,797
Deferred Tax Benefit and Other Assets	4,413,684
Total Assets Acquired	109,508,572

Deposits	81,799,124
Other Liabilities	2,319,208
Total Liabilities Assumed	84,118,332

Net Assets Acquired	$25,390,240

Goodwill recorded in this transaction is not deductible for income tax purposes. The core deposit intangible will be amortized over the expected account retention, which based on the associated account types has a weighted-average life of approximately 8 years.   Amortization expense on core deposit intangibles began in July 2007 and totaled $49,000 for the three month period ended September 30, 2007.  The Company estimates that total amortization expense will be $99,000 for 2007 and $197,000 for each year from 2008 through 2011.   The core deposit intangible will be evaluated periodically to determine the reasonableness of the projected amortization period by comparing actual deposit retention to projected retention.

Unaudited Pro Forma Condensed Combined Financial Information

The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2007 and 2006 as if the Landmark acquisition described above had been implemented at the beginning of the respective periods.  The unaudited pro forma results include:  (1) historical accounts of the Company and Landmark; and (2) pro forma adjustments, as may be required, including the amortization of the core deposit intangible acquired.  The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our operating results that would have occurred had this acquisition been completed at the beginning of 2006.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements or operating efficiencies; however, merger expenses of approximately $1,088,000 incurred by Landmark in 2007 are excluded.

Unaudited Pro Forma Condensed Combined Financial Information

(Dollars in Thousands Except Per Share Data)

	For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net interest income	$5,032	$5,296	$15,103	$15,752
Other operating income	178	195	667	581
Provision for loan losses	37	91	188	480
Other operating expense	3,999	3,883	12,220	11,625

Income before income tax provision	1,174	1,517	3,362	4,228
Income tax provision	489	626	1,387	1,546

Net income	$685	$891	$1,975	$2,682

Earnings per share:
Basic earnings per share	$0.14	$0.18	$0.40	$0.55
Diluted earnings per share	$0.13	$0.17	$0.38	$0.52

Note 3 — Stock-Based Compensation

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

During the three month and nine month periods ended September 30, 2007, the Company recognized pre-tax stock-based compensation expense of $59,700 and $129,700, respectively, as a result of adopting SFAS 123(R).  The stock-based compensation expense is calculated based upon the original grant date fair value as allowed under SFAS 123(R). The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K in the respective years of the original grants.  As of September 30, 2007, the Company expects to realize approximately $959,000 of unrecognized compensation expense through December 31, 2012, related to outstanding unvested options.

Note 4 — Recent Accounting Changes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  The provisions of FIN 48 are effective as of the beginning of fiscal year 2007.  The Company has experienced no financial impact from implementing FIN 48.

Note 5 — Income Taxes

As a result of the acquisition of Landmark, the Company acquired all deferred tax assets and liabilities of Landmark resulting from temporary differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The most significant of these temporary differences related to tax limitations on the deduction for provision for loan losses.  Furthermore, adjustments to the fair value of certain assets and liabilities in fair value purchase accounting resulted in deferred tax assets and liabilities which will reverse when these assets and liabilities are settled.  The most significant of these differences relate to the core deposit intangible, an adjustment to the fair value of lease liabilities, and the recording of fair value adjustments on certain loans.

In addition to the temporary differences noted above, Landmark had deferred tax assets related to net operating loss carryforwards resulting from taxable losses incurred between 2002 and 2007.  These net operating loss carryforwards total approximately $7.8 million for Federal income and $7.5 million for California franchise tax purposes and, due to tax law are limited in use to approximately $1,010,000 annually.  Federal net operating loss carryforwards, to the extent not utilized will expire between 2022 and 2027, while California net operating loss carryforwards, to the extent not utilized will expire between 2012 and 2017.

Based on the significance of the deferred tax assets acquired from Landmark and the extended period of time that is required for the Company to realize the tax benefit associated with the net operating loss carryforwards, a valuation allowance has been established related to net operating loss carryforwards which are not anticipated to be realized before fiscal year 2012.  Following summarizes the net deferred tax assets acquired and the valuation allowance established:

Temporary differences and purchase accounting adjustments	$681,222
Net operating loss carryforwards	3,463,185
Total	4,144,407
Valuation allowance	(451,430)
Net deferred tax assets acquired from Landmark	$3,692,977

To the extent that the probability of realizing deferred tax benefits from net operating loss carryforwards increases in the future and a valuation allowance is no longer considered necessary, such reductions in the valuation allowance would be recognized as a reduction in goodwill.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the key factors that influenced our financial performance for the three month and nine month periods ended September 30, 2007. This analysis should be read in conjunction with our 2006 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report.

Overview

For the quarter ended September 30, 2007, the Company’s earnings before taxes decreased 21% to $1,173,854 from the total of $1,486,407 for the same period in 2006.  Net income was $685,225, or $0.13 per diluted share, for the third quarter of 2007 compared to $872,507, or $0.21 per diluted share, in the third quarter of 2006. During the third quarter, the Company completed the acquisition of Landmark on July 1, 2007, which impacted results significantly.

Financial highlights for the third quarter of 2007 include:

•                                          On a sequential quarter basis, nonperforming assets increased $1.8 million this quarter to $6.5 million, compared with $4.7 million at June 30, 2007.  The ratio of nonperforming assets as a percent of total assets was unchanged at 1.5% for both the current and previous quarters.  The growth in non-performing assets was proportional to the growth in total assets.  In October, one of the two loans on non-accrual status totaling $683,000 was paid off with no loss.  Losses are expected to be minimal.

•                                          The net interest margin improved by 23 basis points compared with the second quarter due to several factors:  an improved deposit mix and active asset/liability management, both of which contributed to an improved cost of funds; and the Bank’s practice of structuring the pricing of commercial loans to include a floor, which serves to limit the impact of declining interest rates on loan yields.

•                                          Assets increased $127.6 million, or 44% over the past twelve months, with loans up $94.6 million, or 37% and total deposits up $107.1 million, or 44%.

•                                          Third quarter 2007 noninterest expense increased by $1.26 million, or 46%, above the second quarter.  Approximately $293,000 of expenses related to the Landmark merger and relocation of three existing 1st Pacific banking offices were nonrecurring or expected to be reduced in the fourth quarter.  The third quarter efficiency ratio was 76.8%; excluding the nonrecurring expenses, the efficiency ratio was 71.1%.

The Company intends to continue to implement cost savings associated with the merger and increase its profitability in 2007 by continuing to focus on the financial services needs within its target market — small and medium-sized businesses and professionals in the greater San Diego County area.  The Company expects its internal growth to be enhanced as a result of the acquisition of Landmark. Asset growth will continue to be focused on real estate secured and commercial business lending.

Results of Operations

Balance Sheet Analysis

The acquisition of Landmark had a major impact on the balance sheet of the Company. Total assets at September 30, 2007, were $421.2 million, an increase of $102.7 million from $318.5 million at December 31, 2006. Net loans increased by $73.6 million from $272.0 million at December 31, 2006 to $345.7 million at September 30, 2007. Total deposits have increased $90.3 million to $352.2 million from $261.8 million at December 31, 2006. As shown in Note 2 — Acquisition of Landmark National Bank, this growth in total assets, net loans, and total deposits is primarily a result of this acquisition. The Company continues to focus its marketing efforts on establishing banking relationships with small to medium-sized businesses and professionals within the local market areas.

Investments

Since December 31, 2006, investment securities increased by $8.6 million to $17.6 million.  This increase is primarily the result of investment securities acquired in the acquisition of Landmark, which had an investment portfolio of totaling approximately $12.7 million on July 1, 2007.  Landmark’s investment portfolio consisted primarily of government-sponsored agency securities totaling $4.5 million, agency mortgage-backed securities totaling $6.4 million, and collateralized mortgage obligations totaling $1.8 million.  All collateralized mortgage obligations acquired from Landmark were subsequently sold during the quarter for a nominal gain.  The remaining investment securities are considered complimentary to the Company’s investment portfolio; the modified duration of the total portfolio decreased from 2.43% at June

30, 2007, to 1.56% at September 30, 2007, primarily as a result of the investment securities acquired from Landmark.

Loan Portfolio and Loan Quality

Although nonperforming assets have increased, the Company continues to have strong asset quality which has helped support its profitability through third quarter 2007 by allowing a reduction in loan loss provisioning. As of September 30, 2007, the Company had two loans totaling $4.6 million on nonaccrual status. One loan for $3.9 million was placed on nonaccrual in May 2007 and another loan for $683,000 which was placed on nonaccrual in July 2007. The $683,000 nonaccrual loan was paid in full in October 2007.

Regarding the remaining $3.9 million nonaccrual loan, During March 2007, the Bank became aware that a completed residential project, financed by a construction loan was not experiencing unit sales as expected. The project consists of twenty six (26) condominium units, of which eleven (11) or 42% were sold as of September 2007, leaving a balance owing of $3,898,103 and fifteen (15) units not yet sold. On November 5, 2007, we received an additional principal pay down of $523,000 with the closing of two units, therefore the principal balance currently is $3,376,474. Three additional units are currently in escrow, and of those, two units are expected to close by end of month November 2007. The Bank expects to make full recovery of outstanding principal via future property sales contracted through a real estate broker and, should there be any deficiency, from guarantors. The project has experienced stronger activity and market stimulation since mid-July. This is primarily due to the reduction in sales price and broker co-op program.

In addition to the nonperforming loans discussed above, as of September 30, 2007, the Bank had $3.7 million of potential problem loans which are not disclosed as nonperforming loans, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which may result in disclosure of such loans as non performing loans in the future. As of early November 2007, this $3.7 million is now on nonaccrual due to the nonperformance of the borrowers. Of the $3.7 million, $3 million is centered in a commercial real estate project which is now in escrow with a full repayment of principal and interest expected by year end.

The following is a summary of nonperforming assets at September 30, 2007 and December 31, 2006. The Company has never had any other real estate owned (“OREO”).

	September 30,	December 31,
	2007	2006

Loans 90 Day Past Due and Still Accruing	$1,912,000	$—
Loans on Nonaccrual	4,581,000	—
Nonperforming Loans	6,493,000	—
Other Real Estate Owned (OREO)	—	—
Nonperforming Assets	$6,493,000	$—

Nonperforming Loans as a Percent of Total Loans	1.88%	0.00%
Allowance for Loan Losses as a Percent of Nonperforming Loans	68.76%	n/a
Nonperforming Assets as a Percent of Total Assets	1.54%	0.00%

Allowance for Loan Losses

For the three months ended September 30, 2007, the provision for loan losses was $37,000 compared to $86,000 for the same period of 2006.  Management believes that the allowance, which stands at 1.28% of total loans at September 30, 2007, is adequate to cover potential future losses.  The allowance for loan losses at December 31, 2006 was 1.18% of total loans. See the table below for changes in allowance for loan losses.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Allowance, Beginning of Period	$3,402,133	$3,156,341	$3,251,002	$2,808,883
Allowance from Landmark Bank Acquisition	1,025,581	—	1,025,581	—
Provision for Loan Losses	37,000	86,000	188,000	434,000
Recoveries on Loans Charged Off	—	31	131	239
Loans Charged Off	—	—	—	(750)
Allowance, End of Period	$4,464,714	$3,242,372	$4,464,714	$3,242,372

Deposits and Borrowings

As a result of the acquisition of Landmark and other deposit growth, the Company has experienced increases in both interest-bearing and non-interest bearing type deposits. Interest-bearing deposits increased to $274.0 million as of September 30, 2007 compared to $215.7 million as of December 31, 2006. Non-interest bearing deposits increased to $78.1 million as of September 30, 2007 compared to $46.1 million as of December 31, 2006.

The Company’s subordinated debt and other borrowings totaled $20.2 million at September 30, 2007. The Company maintains $5.0 million in Floating Rate Junior Subordinated Debentures issued in March, 2005, with a final maturity of June 15, 2020, a right on behalf of the Bank for early redemptions beginning in June, 2010, and an interest rate which floats quarterly based on 3 Month LIBOR plus a spread of 178 basis points.  The coupon interest rate on the subordinated debt as of September 30, 2007 was 7.47% (3 month LIBOR plus 1.78%).

On June 28, 2007, the Company completed a private placement of $5.0 million in aggregate principal amount of floating rate preferred securities (the “Trust Preferred Securities”) through a newly formed Delaware trust affiliate, FPBN Trust I (the “Trust”). The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of Common Securities to purchase $5,155,000 in aggregate principal amount of the Company’s unsecured floating rate junior subordinated debt securities due September 1, 2037 issued by the Company (the “Junior Subordinated Debt Securities”). As of September 30, 2007, the coupon interest rate was 6.98% (3 month LIBOR plus 1.40%) and floats quarterly. The net proceeds to the Company from the sale of the Junior Subordinated Debt Securities were used by the Company to fund a portion of the cash consideration in the acquisition of Landmark.

In addition, on September 13, 2007, the Company borrowed $10.0 million in two term advances from the FHLB. One $5.0 million advance has an interest rate of 4.50%, with a final maturity of September 14, 2009 and is callable by the FHLB September 14, 2008. The remaining $5.0 million advance has an interest rate of 4.31%, with a final maturity of September 13, 2012 and is callable by the FHLB on a quarterly basis beginning September 13, 2009.

Income Statement Analysis

Net Interest Income

The principal component of the Company’s revenues is net interest income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other interest-bearing liabilities.  The following table sets forth the components of net interest income, average earning assets and net interest margin:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest Income	$8,274,060	$6,078,137	$21,290,803	$17,119,974
Interest Expense	3,241,709	2,204,418	8,753,223	5,686,180

Net Interest Income	$5,032,351	$3,873,719	$12,537,580	$11,433,794

Average Earning Assets	$397,058,607	$273,919,995	$339,614,165	$265,446,358
Net Interest Margin (1)	5.03%	5.61%	4.94%	5.76%

(1) Interim periods are presented on an annualized basis.

Partially due to the acquisition of Landmark, the Company experienced an increase in net interest income during both the three month and nine month periods ended September 30, 2007, compared to the same periods of the prior year. Despite the increased volume of earning assets compared to the prior periods, net interest margin has declined; however, on a sequential basis net interest margin improved in the third quarter of 2007 compared to 4.80% in the second quarter of 2007.

During the three months ended September 2007, net interest income increased 32% while average earning assets increased 45% compared to the same period of the prior year. Net interest margin decreased from 5.61% to 5.03%.  For the nine months ended September 30, 2007, net interest income increased 12% and average earning assets increased 28% compared to the same period of the prior year. Net interest margin decreased from 5.76% to 4.94%. The cost of interest-bearing deposits was 4.47% compared to 3.78% for the same period of 2006. For the nine month periods ended 2006 and 2007, the yield on loans decreased from 8.96% to 8.75%.  The decline noted in net interest margin for both the three month and nine month periods compared to the prior year periods is primarily a result of two factors: 1) asset yields remaining stable to slightly down due to the flat yield curve during this interest rate cycle, and 2) deposit costs continuing to increase even after the FOMC stopped raising rates in June 2006.

The Company saw the declining trends in net interest margin begin to change in the third quarter of 2007. Yield on loans decreased slightly from 8.70% in the second quarter of 2007 to 8.65% in the third quarter of 2007. The cost of interest bearing deposits decreased from 4.52% to 4.37%. Deposit costs continue to be volatile as they are influenced by the interest rate environment. Net interest margin has been negatively affected by both the decrease in loan yields and the competition in the local market for deposits.

The Company closely monitors and manages its interest rate sensitivity; however, management anticipates continued volatility in its net interest margin due to changes in earning asset mix, changes in cost of funds, and changes in the level of interest rates or the direction of interest rates. Although the Company is asset sensitive, it expects the impact on its net interest margin from rate reductions in September and October 2007 to be modest due to rate floors on loans and active management of its deposit costs.

Noninterest Income

Noninterest income represents deposit account service charges, fees from the sale or brokering of loans and other types of fee income.  For the quarter ended September 30, 2007, the Company realized $177,618 in noninterest income compared to $139,981 for the quarter ended September 30, 2006.  This 27% increase includes $73,425 in service charges on deposits partially offset by a decrease in gains on sales of loans in the amount of $40,200.  The addition of two branch locations resulting from the acquisition of Landmark, which added $81.8 million in total deposits, was the primary factor contributing to the increase in service charges, fees and other income for the third quarter of 2007.

For the nine month period ended September 30, 2007, the Company realized $523,914 in noninterest income compared to $404,381 for the same period in 2006, an increase of $119,633 or 30%.  The increase in noninterest income between these two nine month periods was due to higher service charges and fees offset by a decrease in servicing income due to the payoff of loans serviced.  Two additional branch locations and the resulting noninterest income also had a significant effect.

Noninterest Expense

Noninterest expense represents salaries and benefits costs, occupancy and equipment expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. The Company realized large increases in some noninterest expenses due to Company growth and expansion and the acquisition of Landmark.

Three Months Ended September 30, 2007

Noninterest expense was $3,999,115 for the third quarter of 2007, an increase of $1,557,822, or 63.8 percent, above the year-ago period, and $1,260,626, or 46.1 percent, above the 2007 second quarter. The majority of the increase in expenses resulted from the acquisition of Landmark at the beginning of the third quarter. Salaries and benefits were $2,181,582 for the 2007 third quarter, up $597,113 or 37.7 percent, from the preceding quarter. With the acquisition of Landmark, the Bank added 20 new permanent positions to staff Landmark’s existing branches and supplement administrative support areas of the Bank. In addition, seven Landmark employees were retained in temporary positions to assist with the merger and related systems conversion; one-time salary and benefits expense related to these temporary positions totaled approximately $106,000 during the third quarter.

Occupancy and equipment expenses almost doubled from the previous quarter, increasing by $386,317 to $787,989. The increase was the result of two factors: the integration of Landmark’s two banking offices in Solana Beach and La Jolla, which increased third quarter occupancy expense by $247,000, and the relocation of three of the Bank’s six offices during the third quarter, which resulted in writing off approximately $117,000 in remaining lease obligations on vacated premises. Other operating expenses increased from $752,348 in the second quarter of 2007, to $1,029,544 for the current quarter. Several factors contributed to increased third quarter other expenses, including: approximately $70,000 in costs associated with moving three offices during the quarter and costs of running two data processing systems, all of which is nonrecurring or expected to be eliminated after the system conversion; $49,000 related to amortization of Landmark’s core deposit intangible; $30,000 related to increased board fees, partially associated with adding three new directors; and a $25,000 increase in FDIC insurance related to increased deposits.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007, non interest expenses increased from $7,337,759 compared to $9,431,858 in the same period of 2006, an increase of $2,094,099 or 15%. Salaries and employee benefits accounted for $880,376 of the increase with the number of employees increasing from 73 to 101 mostly due to the acquisition of Landmark.

Occupancy expenses increased from $1,156,568 to $1,589,834, and increase of $433,266 or 37%. Most of this increase is due to the increase in occupancy and equipment expenses between the second quarter and the third quarter of 2007 from $386,000 to $788,000. During third quarter, Landmark’s two offices became part of the Bank’s branch system and accounted for $247,000 of the increase. In addition, occupancy expenses were also incurred during the relocation of three of the Bank’s six branch offices.  Similar increases occurred in other expenses including data processing, marketing and administrative expenses.

The trend in increased expenses for the nine month period ended 2007 was similar to the three month period ended September 2007 due to the Company’s third quarter activity including the acquisition of Landmark and the relocation of three of the Bank’s six offices. The Company’s non interest expenses increased year over year in all areas due to the above mentioned expenses in the third quarter of 2007.

Noninterest expenses have increased significantly as a result of the acquisition of Landmark National Bank and the relocation of three offices; however, the Company expects that the efficiencies realized from the acquisition will more than offset the increased costs and expenses and expects to achieve full cost savings targets by the end of the year.

Income Taxes

Income tax expense for the quarter ended September 30, 2007, totaled $488,629 compared to $613,900 for the same quarter of the prior year.  The effective tax rates for the quarter ending September 2007 was 41.6% compared to 41.3% for quarter ending September 2006.

Capital Resources

Shareholders’ equity at September 30, 2007, totaled $44.3 million compared to $25.9 million at December 31, 2006. The Company maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank.  The Company’s actual consolidated capital ratios and the required ratios for a “well-capitalized” bank are as follows:

		Actual Ratios
	Required	September 30,	December 31,
	Ratio	2007	2006

Tier 1 Leverage Capital (to Average Assets)	5.00%	7.58%	8.66%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	8.09%	8.71%
Total Capital (to Risk Weighted Assets)	10.00%	11.92%	11.48%

Effective July 1, 2007, the Company finalized the acquisition of Landmark in a cash and stock transaction valued at approximately $25.4 million with approximately 65% of the consideration paid in stock. See Note 2 — Acquisition of Landmark National Bank above.

The Company expects to continue to maintain capital ratios which meet regulatory guidelines and continue to be classified as a “well-capitalized” bank. No additional capital offerings are expected at this time.

Contractual Obligations

Our significant contractual obligations and significant commitments at December 31, 2006 are included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Since December 31, 2006, the Company entered into a Standard Office Lease with Arden Realty Limited Partnership for the new sight of the Company’s corporate headquarters and main branch office of the Bank located at 9333 Genesee Avenue, San Diego, California 92121. This lease and the related facilities replaced the existing operating leases and facilities for the Bank’s main branch which expires December 31, 2007 and the Bank’s headquarters office, which was terminated September 30, 2007. The new lease begins September 1, 2007, for an initial period of ten years and the Company has two options to extend the term for a period of five years each. The Company is obligated to pay initial rent of $53,360 per month with an increase of approximately 3% per year as compared to approximately $25,000 per month for the previous two locations. The lease agreement allows for a tenant improvement allowance of fifty dollars ($50) per usable square foot, or $789,400.

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

The Company actively manages its liquidity position and, during the third quarter 2007, added language to its policy to describe ongoing practices related to daily liquidity management and added the concept of “contingency” sources of liquidity, whereby a certain level of liquidity sources are reserved to be used for unforeseen contingency purposes. Additionally, to allow for more efficient balance sheet management, the Company changed its policy to reduce “on” balance sheet liquidity ratios and increase the thresholds for non-core deposits as it increases its use of brokered and other non-core deposits.

In order to manage liquidity, the Company’s management monitors a number of liquidity ratios, including the level of liquid assets to funding sources (both on and off the balance sheet), the level of dependence on non-core funding sources, the level of loans to funding sources, the level of short-term investments to total assets, contingent sources to total deposits and the level of unfunded loan commitments.  As of September 30, 2007, management of the Company considers its liquidity sufficient to meet the Company’s liquidity needs.

During the nine months ended September 30, 2007, cash provided by operating activities generally resulted from net income. Funds provided from the growth in total deposits were utilized to fund loan growth. In addition, a change in balance sheet liquidity management, discussed above, allowed the Company to payoff short term borrowings from current short term investments and resulted in the net use of funds from financing activities. Although deposits have grown faster than loans during the year, to the extent loan demand is stronger than the Bank’s ability to raise core deposits, financing activities are supplemented by higher costing time deposits and/or brokered funds.

Off Balance Sheet Transactions

The Company in its ordinary course of business has commitments to disburse loan proceeds both under revolving and non-revolving arrangements.  As of September 30, 2007 the total of these commitments approximated $106.2 million compared to $90.8 million as of December 31, 2006.  Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

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

There have been no material changes in the Company’s market risk exposure since December 31, 2006. Additionally, the Company does not anticipate any significant changes in its exposure to interest rate risk as a result of its acquisition of Landmark because Landmark’s loan and deposit portfolios have very similar characteristics to that of the Company. Additionally, management expects that recent reductions in interest rate by the FOMC will have only minor impact on the Bank’s net interest margin due to floor rates on loans and active management of the cost of deposits.

Item 4 - Controls and Procedures

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

PART II - OTHER INFORMATION

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

4.3	1st Pacific Bancorp 2007 Omnibus Stock and Incentive Plan, incorporated by reference to Exhibit 4.3 to 1st Pacific Bancorp’s report on Form 8-K filed April 10, 2007.

10.1*	Standard Office Lease dated January 9, 2003 among Kavenish Ivanhoe, Ltd. LP and Landmark National Bank (7817 Ivanhoe, Suite 100, La Jolla, California).

10.2*	Standard Office Lease dated August 16, 2001, among Pacific Solana Beach Holdings, LP and Landmark National Bank (937 Lomas Santa Fe Drive, Solana Beach, California).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Pacific Bancorp

Date:	November 13, 2007	/s/ A. Vincent Siciliano
A. Vincent Siciliano
President and Chief Executive Officer

Date:	November 13, 2007	/s/ James H. Burgess
James H. Burgess
Executive Vice President and
Chief Financial Officer