Form 10-K
period 2007-12-31
1st Pacific Bancorp
filed 2008-03-31
CIK 1380712

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33890

1ST PACIFIC BANCORP
(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	20-5738252 (IRS Employer Identification No)
9333 Genesee Avenue #300 San Diego, California (Address of Principal Executive Offices)	92121 (Zip Code)
(858) 875-2000 (Issuer's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
(None)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Note-Checking above box will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2007 was approximately $51.9 million. The number of Registrant's shares of common stock outstanding at March 24, 2008 was 4,947,763.

         Documents incorporated by reference: Certain information required by Part III of this Annual Report is incorporated by reference from (i) the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A if filed not later than 120 days after the end of the fiscal year covered by this Annual Report, or (ii) if the Registrant's definitive proxy statement is not filed within the 120 day period, then from an amendment to this Annual Report, which will be filed not later than the end of the 120 day period.

1st Pacific Bancorp
TABLE OF CONTENTS

i

PART I

ITEM 1.    BUSINESS

General

        1st Pacific Bancorp (the "Company", "we", "our", or "us") is a California corporation incorporated on August 4, 2006 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. 1st Pacific Bank of California (the "Bank") is a wholly-owned bank subsidiary of the Company and was incorporated in California on April 17, 2000. The Bank is a California corporation licensed to operate as a commercial bank under the California Banking Law by the California Department of Financial Institutions (the "DFI"). In accordance with the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation (the "FDIC") insures the deposits of the Bank. The Bank is a member of the Federal Reserve System.

        A reorganization to form a holding company was completed on January 16, 2007, whereby all outstanding shares of the Bank were converted into an equal number of shares of the Company. Prior to the reorganization, the Company had minimal activity, which was primarily related to preparing for the reorganization. At present, the Company does not engage in any material business activities other than ownership of the Bank. References to the Company are references to 1st Pacific Bancorp (including the Bank), except for periods prior to January 16, 2007, in which case, references to the Company are to the Bank.

        After completing its initial public offering, the Company commenced operations on November 17, 2000, from a branch office in the Golden Triangle area of San Diego and a branch office in the Tri-Cities area of North San Diego County ("North County"). In the following years, the Company opened additional branch offices, one in the Mission Valley area of San Diego, one in the Inland North County area of San Diego and one in El Cajon.

        On July 1, 2007, the Company completed the acquisition of Landmark National Bank ("Landmark"), with assets of approximately $109 million. Landmark's two established offices became part of the Bank's branch network; one in Solana Beach and one in downtown La Jolla. As a result of the acquisition, the financial results found herein reflect the combined entity beginning July 2, 2007.

        During the third quarter of 2007, the Company moved its corporate headquarters location within the University Town Center area of San Diego and relocated the Golden Triangle branch office to the same facility. In February 2008, the Company opened a limited service branch office in downtown San Diego.

        The Company is organized as a single operating unit with eight branch offices. The Company's primary source of revenue is interest earned on loans it provides to customers. The Company funds its lending activities primarily through providing deposit products and services to customers. The Company's customers are predominately small and medium-sized businesses and professionals in San Diego County. As of December 31, 2007, the Company has grown to approximately $414.6 million in total assets.

Strategy

        The Company's mission statement is: "To build relationships that create significant results for our customers, employees, shareholders and community." The Company believes that to be successful in its competitive environment, it needs to attract and retain great people (e.g. directors and employees) to foster and grow loyal client relationships, which build enduring franchise value. This strategy is synopsized by the Company's corporate motto: People.Relationships.Results. The Company's vision of being a leading provider of commercial banking services in its markets is accentuated by three goals, to become:

        A compelling place to work—the Company will demonstrate a high performance and high-energy culture where the corporate values are embraced and lived out by "Gung Ho" employees.

        A compelling place to bank—clients will experience perceptive listening, active responses, and significant results that add value to their businesses and will become "Raving Fan" customers.

        A compelling place to invest—shareholders will receive outstanding shareholder value and the pride of participating in "The Company" in the San Diego region.

        The Company's strategy during its early de novo years was focused on achieving growth and market share. As the Company has matured, the strategy has progressively shifted to achieve more significant profitability. The Company intends to grow within its current equity base for the immediate future, utilizing retained earnings and debt instruments, as needed, to bolster capital ratios and minimize shareholder dilution. The Company intends to communicate regularly with its shareholders and increase awareness among the brokerage community to promote stock liquidity and market value. To be successful, the Company emphasizes systems which attract, retain, reward and develop employees, including strategies that encourage employees to think like owners, such as profit sharing plans and employee stock ownership initiatives. To foster long term, profitable customer relationships, the Company utilizes customer surveys to promote exceptional customer service and customer profitability measurement tools to identify and strengthen the most beneficial relationships; the Company's franchise value is ultimately rooted in its customer base.

Services Offered

        General.    The primary operational focus of the Company is to meet the financial services needs of its target market—small and medium-sized businesses and professionals—within its service area. Therefore, the Company offers a full line of loan and deposit products and certain related financial services designed to cater to this target market. As a community bank, the Company's personnel are actively involved in the community and an emphasis is placed on personalized "relationship banking," where the banking relationship is predicated on the banker's familiarity with the customer and its business.

        Lending Services.    As discussed in further detail below, the Company's lending activities focus on commercial and residential real estate loans, construction loans, commercial business loans and loans made or guaranteed through the Small Business Administration (the "SBA") loan program responsive to the target market's needs. The Company believes these loan products take advantage of the local economy and the consolidation of banking institutions in San Diego County and contiguous areas, which have created opportunities for an independent, service-oriented bank.

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

  •
  Stand-by letters of credit.

        SBA Loan Programs.    The SBA, headquartered in Washington, D.C., and operating in 10 regions throughout the United States, offers financial assistance to eligible small businesses in the form of partial government guarantees on loans made to such businesses by qualified participating lenders under the SBA's guaranteed loan program (the "7(a) program"). In order to be eligible for the 7(a) program, a business generally must be operated for profit and, depending on the industry of the potential borrower, must fall within specified limitations on numbers of employees or annual revenues. The Company is an SBA qualified participating lender and, in 2002, was awarded SBA's "Preferred Lender" status. This Preferred Lender status allows the Company to make loans under SBA programs without prior SBA approval.

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

        SBA 7(a) program loans are typically written at variable rates of interest, which rates are generally limited by SBA guidelines. These guidelines limit the maximum rate for loans with maturities less than seven years to 225 basis points over the lowest prime-lending rate published in The Wall Street Journal ("WSJ Prime"). The maximum rate for loans with maturities in excess of seven years is 275 basis points over the WSJ Prime. Typically rates are adjusted on the first day of each calendar quarter.

        In addition to participation in the SBA's 7(a) programs, the Company also offers loans primarily for real estate-related projects under Section 504 of the Small Business Administration Act of 1953 ("504 loans"), such as for purchasing land and improvements, construction, modernizing or converting existing facilities and purchasing certain machinery and equipment. Under the 504 loan program, the borrower must provide at least 10% of the equity for the financing. Under a typical 504 loan, the Company will make a loan for 50% of the principal amount, which is secured by, among other assets, a first priority mortgage on the underlying property. The Company will provide the remaining amount of the funds as a short-term loan with a maturity from 90 days up to one year (the "Bridge Loan"). The borrower repays the Bridge Loan with the proceeds received from a bond issuance by a certified development company—a not-for-profit corporation established to create and issue debt securities that are fully guaranteed by the SBA. The debt securities are sold to institutional investors. Under the 504 loan program, SBA debentures may be issued for up to $4.0 million and, if a public policy is met, up to $8.0 million for manufacturers.

        Like many other government programs, the lending programs of the SBA are federal government programs authorized by legislation and uncertainties surround the SBA programs due to reliance on the United States Congress and the federal budgeting process for each fiscal year. There can be no assurance that the SBA lending program will continue in its present manner.

        Consumer Loans.    The Company loans for personal, family or household purposes. These loans represent a small portion of the Company's overall loan portfolio. However, these loans are important in terms of servicing customer needs in the market area of the Company's offices and ancillary lending needs of the Company's primary target market.

        Deposit Products and Services.    The Company's expertise is developing custom-tailored financial solutions for individuals, businesses and professionals desiring personalized banking services. The Company offers a wide range of accounts and services, designed around the needs and preferences of our customers. Account officers consult with the various specialists in the Company to satisfy the customer's immediate and long-range deposit and borrowing needs.

        Bank Deposits.    The Company offers personal and business checking, money market, savings and certificates of deposit accounts which can all be tied into a one-statement package. The types and terms of such accounts are offered on a competitive basis. The interest rates payable by the Company on the various types of interest-bearing deposit accounts are a function of a number of factors, including rates paid by the Company's competitors, the need for liquidity for lending operations and the changes in monetary policy as announced by the Federal Open Market Committee.

        Cash Management Services.    The Company specializes in meeting the unique banking needs of business owners. The Company accomplishes this by having developed a comprehensive set of cash management tools and services. Some of the cash management products the Company offers are online banking, automated clearing house ("ACH") origination, wire transfers, daily sweep products, lockbox processing and account transfers / management. The Company also has a wire transfer system with advanced features for business customers that, among other things, provides immediate confirmation of wire receipts. In addition to these products, the Company offers courier service to collect deposits from San Diego-area customers and has a correspondent relationship with another bank allowing the Company to accept deposits at thousands of third party locations for non-local depository needs.

        During the fourth quarter of 2006, the Company introduced a new service, Remote Deposit Capture. This service allows the customer to create and submit a deposit from its place of business. More recently, in March 2007, the Company introduced BusinessPro Deposit Link. This additional feature was added to the Company's online banking program for businesses. Deposit Link allows customers to make deposits into their checking accounts from their offices. Checks can be scanned, transmitted and deposited to their business checking accounts using office computers. This service is especially valuable to customers who frequently make deposits by reducing their courier and/or bank visit expenses. As of February 2008, twenty four customers have signed up for the Deposit Link Service.

        The Company believes that these services, as well as the other customer convenience services that it offers, allow the Company to offer a competitive and customized package of services to its customers.

        Internet Banking.    The Company utilizes technology and the Internet as a secondary means for servicing customers. Through "Internet banking" customers may conduct their banking business remotely from any location with an Internet connection. Business customers are able to access cash management products, which allow users to, among other things, originate wire transfers and ACH transactions. In addition, business customers can have multiple users access accounts via the website, and each user can have separately defined user capabilities. Despite the capabilities to access these electronic banking services, customers always have the opportunity to discuss specific banking needs with a knowledgeable service representative available in one of the Company's offices.

Marketing Focus

        The Company advertises and markets its services primarily to targeted customers in its primary service area. The Company focuses on meeting the needs of its targeted customers, as well as being knowledgeable about its competition. Among other things, the Company's key focus is to establish and build strong financial relationships with its customers using a trusted advisor approach. The Company communicates to customers and prospects through the direct business development sales force and media advertising.

        The Company also established an Advisory Board in November 2002, which consists of many local community and business leaders. In addition to their roles as advisors to the Company, the Advisory Board members represent the Company at events with the objective of increasing the Company's visibility. Furthermore, members of the Company's Board of Directors are highly visible and active in the San Diego community. Over time, the Company expects to continue to benefit from involvement in these civic and community activities and the positive association it provides to the Company. On-going public relations efforts emphasize the Company's local ownership, relationship-based philosophy, customer service and commitment to its community.

Service Area

        The Company considers its primary market to be the greater San Diego County region. All of the Company's offices are in this area. The Company's executive office and its original head office are both located in the Golden Triangle area of San Diego, which is the hub of the "North City" business center. The Company's second original branch office is located in the Tri-Cities area of North County (Oceanside, Carlsbad and Vista). The Company's third branch office was opened in 2003 in the Mission Valley area of San Diego. In 2005, the Company opened its fourth branch office in the Inland North County Area of San Diego along the Interstate 15 corridor. A fifth branch office was opened in April 2006 in the city of El Cajon in San Diego's East County Area. Effective July 1, 2007, the Company completed its acquisition of Landmark and added two branch offices in Solana Beach and La Jolla to the Company's branch network. In February 2008, the Company opened a limited service branch office in downtown San Diego.

        San Diego has evolved from a small military town into one of the nation's most desirable areas to live. From the beaches to the mountains and desert beyond, the region's quality of life, moderate climate, diversified economy and employment base have helped San Diego grow to a county of more than three million people.

        Additionally, the region has a rapidly growing professional, business and information services sector accounting for approximately 37.6% of the total jobs in the County according to the latest publication by the Center for Continuing Study of the California Economy. The report projects that this sector will be the fastest growing segment in San Diego County with more than 71,600 new jobs created by 2015, accounting for roughly 70% of the total economic growth during that time period.

        Some key industries in San Diego County include; agriculture, defense, high technology, international trade, manufacturing and biotechnology. At the end of the fourth quarter 2007, the unemployment rate for San Diego rose to 4.8%. Currently San Diego's unemployment rate is 0.8% lower than California's rate of 5.6% and is 0.3% higher than the overall United States rate of 4.5%.

        San Diego County's economy remains vulnerable despite a greater level of diversity and less reliance upon defense related industries than in previous decades. Many local businesses are still feeling the effects of the deployment of thousands of military personnel. The loss of military spending power combined with constrained employment growth, continued housing demand from net in-migration and the region's high cost of doing business has impacted the local economy. As of November 2007, total employment for San Diego County was estimated at 1.47 million employees as the population reached slightly above three million.

        Although the county has experienced significant growth in recent years, the Company cannot guarantee that future growth will occur and that currently unforeseen economic circumstances, such as a slow-down in one or more of the region's major industries or employers, or a change in the general economy of the region, the state or the nation, or a change in the Company's competition, as discussed below, would not reverse or slow-down these growth trends and pose new challenges to the success of the Company. Historically economic trends tend to run in cycles of varying duration and the Company will have no ability to control such cycles. The ongoing success of the Company depends in large part on the ability of the Company to adapt to such changes, utilizing such management, capital resources and business acumen as is available to the Company at such time.

Risk Management

        As a fundamental part of its business, the Company has developed risk management practices to identify, measure, monitor and control the risks involved in its various products and lines of business. While the Company's business is dependent on taking risks, appropriate management of these business risks is critical to its success. The Company has a risk management program to evaluate a broad spectrum of risks, including, but not limited to, credit risk, market risk, liquidity risk, operational risk, legal risk and reputational risk. In assessing its risk management practices across the Company's functional areas (e.g. lending, branch operations, informational technology, asset and liability management, and administration), management considers the following elements of a sound risk management system in each critical area: the level of board and senior management oversight; the adequacy of policies, procedures and limits; the adequacy of internal controls; the results of internal monitoring and / or independent reviews and audits; and the experience of its personnel.

        In recent years, the Company has experienced strong growth in loans, deposits and total assets. Increased levels of staffing, new office space, and increased utilization of vendor services, such as data processing and professional services, have facilitated this growth. While the Company believes it has a sound risk management program that will address its future growth plans, the Company's ability to manage future growth will depend on, among other things, its ability to manage associated risks, including: monitoring operations, controlling funding costs and operating expenses, maintaining positive customer relations, and hiring and retaining qualified personnel.

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

        In recent years, a large number of mergers and consolidations of both banks and savings entities have occurred in California and throughout the nation. A substantial number of the larger banks have been involved in major mergers. The result is that these institutions generally have centralized and standardized services and some lending functions and decisions are sent outside the area. Acquisitions by major interstate bank holding companies and other large acquirers in the greater San Diego vicinity have resulted in numerous branch consolidations in the area. Many long-standing relationships have been disrupted or severed, while many other customers are now subjected to less personalized and more "standardized" services.

        As a result of this merger and consolidation activity, since 2000, community banking in San Diego has undergone a renaissance, with close to 20 new or de novo banks opening. Despite the increased competition from newer community banks, larger institutions continue to control the majority of the deposit market share in the region and the Company believes that this continues to present the Company with the opportunity to attract customers who are dissatisfied with the level of service provided by larger banks. Additionally, the Company expects that merger activity will continue to provide opportunities in its market area.

        In order to compete with the major financial institutions in the Company's primary service areas, the Company uses to the fullest extent possible the contacts of its organizers, founders, advisors, directors and officers with residents and businesses in the Company's primary service areas. The

Company emphasizes specialized services, local promotional activity and personal contacts by the Company's officers, directors and other employees. Programs have been developed to specifically address the needs of small to medium-sized businesses, professional businesses, as well as business owners and their employees. As necessary, the Company can arrange for loans that are too large, due to legal lending limits, for the Company to make by itself, to be made on a participation basis with other financial institutions and intermediaries.

Subsidiaries

        The Bank is a subsidiary of our Company.

        On June 28, 2007, the Company formed a Delaware trust affiliate, FPBN Trust I (the "Trust") for the purpose of issuing trust preferred securities. The Company accounts for its investment in the Trust using the equity method under which the subsidiaries net earnings are recognized in the Company's statement of income, pursuant to Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Pursuant to FIN 46, the Trust is not consolidated into the Company's financial statements. The Federal Reserve Board has ruled that subordinated notes payable to unconsolidated special purpose entities ("SPE's") such as the Trust, net of the bank holding company's investment in the SPE, qualify as Tier 1 Capital, subject to certain limits.

Employees

        Currently, the Company employs Messrs. A. Vincent Siciliano, James H. Burgess, Larry A. Prosi, and Richard H. Revier, under written employment agreements. See "Item 10, Directors, Executive Officers and Corporate Governance," below. On December 31, 2007, the Company employed 101 persons full-time and 5 persons part-time. None of the Company's employees are represented by any collective bargaining agreements. The Company considers its relations with employees to be excellent.

SUPERVISION AND REGULATION

        The following discussion of statutes and regulations affecting banks and bank holding companies is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statutes and regulations will not change in the future. Moreover, any changes may have a material effect on the business of the Company.

General

        Bank Holding Company Regulation.    The Company is a bank holding company within the meaning of the Bank Holding Company Act, and is registered as such with and subject to the supervision of the Federal Reserve Board ("FRB"). Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the bank holding company would own or control more than 5% of the voting shares of such bank. The FRB's approval is also required for the merger or consolidation of bank holding companies. The Company is required to file reports with the FRB and provide such additional information as the FRB may require. The FRB also has the authority to examine the Company and each of its subsidiaries, as well as any arrangements between it and any of its subsidiaries, with the cost of any such examination to be borne by the Company.

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

        Under the FRB's regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner. In addition, it is the FRB's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet it obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB's regulations or both. Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as payment of cash dividends, would constitute unsafe and unsound banking practices because they violate the FRB's "source of strength" doctrine.

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

        The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which include but are not limited to the filing of annual, quarterly and other current reports with the Securities and Exchange Commission ("SEC").

        Banking Regulation.    Various requirements and restrictions under federal and state laws affect the operation of the Company. As a California state-chartered bank, the Company is regulated, supervised and regularly examined by the DFI. In addition, the FRB is the Company's primary federal regulator. Federal regulations address several areas including loans, deposits, check and item processing, investments, mergers and acquisitions, borrowings, dividends, and the number and locations of branch offices. Deposits of the Company are insured up to the maximum limits allowed by the FDIC. As a result of this deposit insurance function, the FDIC has certain supervisory authority and powers over FDIC-insured institutions.

Proposed Legislative and Regulatory Changes

        Proposals pending in Congress would, among other things, change lending practices related to loans secured by single-family residences, restrict "predatory" and "subprime" mortgage activities, forestall foreclosures on single family homes, protect renters of foreclosed properties, license mortgage loan originators, restrict ownership of industrial banks, enhance the privacy of personal information. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted, and, if adopted, how these proposals will affect us or the Bank.

Federal Reserve Bank Regulation

        Each state-chartered bank that is a member of the FRB is referred to as a "state member bank." The Bank, like all other state member banks, subscribes to capital stock in the FRB of its district (the Federal Reserve Bank of San Francisco in the case of the Bank) in an amount equal to 6% of its combined capital and surplus (but excluding retained earnings); 3% must be paid-in and the remaining 3% is on call. The FDIC insures the deposits of the Bank and monitors the Bank in such capacity. The FRB discount window and other services are available to all depository institutions on an equivalent basis. However, being a state member bank reduces the number of federal supervisors from two to one where a bank is owned by a bank holding company.

Impact of Monetary Policies

        Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Company on its deposits and other borrowings and the interest rate earned by the Company on loans, securities and other interest-earning assets comprises the major source of the Company's earnings. These rates are highly sensitive to many factors which are beyond the control of the Company and, accordingly, the earnings and growth of the Company are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, by placing limitations upon savings and time deposit interest rates, and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company cannot be predicted; however, the impact on the Company's net interest margin, whether positive or negative, depends on the degree to which the Company's interest-earning assets and interest-bearing liabilities are rate sensitive. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting the Company's net income.

Federal Banking Loan Regulation

        On December 6, 2006, the federal bank regulatory agencies released final guidance on "Concentrations in Commercial Real Estate Lending" (the "Final Guidance"), largely consistent with the proposed guidance they released on January 10, 2006. This guidance defines commercial real estate ("CRE") loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent financing of the property. Loans on owner occupied CRE are generally excluded.

        The Final Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and higher capital levels may also be required. The Final Guidance is triggered when CRE loan concentrations exceed either:

  •
  Total reported loans for construction, land development, and other land of 100% or more of a bank's total capital; or

  •
  Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank's total capital.

        Management of the Company believes that the Final Guidance applies to the Company's CRE lending activities due to its concentration in construction and land development loans. The Company has always had meaningful exposures to loans secured by commercial real estate due to the nature of its growing markets and the loan needs of both its retail and commercial customers. The Company believes its long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place are generally appropriate in managing its concentrations as required under the Final Guidance. Furthermore, the Company has adopted additional enhancements to its analysis and review of CRE concentrations consistent with many of the requirements found in the Final Guidance.

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

        The Sarbanes-Oxley Act.    On July 30, 2002, in the wake of numerous corporate scandals and in an attempt to protect investors and help restore investor confidence by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Act applies to any issuer, such as the Company, that has securities registered under, or is otherwise required to file reports under, the Exchange Act. The Act imposes new and unprecedented corporate disclosure and governance mandates on public companies, including the Company.

        While certain provisions of the Act, such as accelerated filing deadlines for periodic reports, do not currently apply to the Company, most of the Act's provisions are (or upon implementation will be) applicable. These provisions include (i) the requirement for certifications of each annual and quarterly report by the issuer's principal executive and financial officers, with criminal penalties imposed for knowing or willful violations, (ii) the forfeiture of bonuses or profits received by such officers if accounting restatements are required as a result of misconduct, (iii) disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer and of any "material correcting adjustments" in the issuer's financials, (iv) disclosure of management's assessment of internal controls and procedures, (v) disclosure as to whether the issuer has adopted a "code of ethics" for its senior financial officers and, if not, an explanation as to why not, and (vi) prohibitions or limits on loans to officers, directors and other insiders except to the extent such loans comply with FRB Regulation O. The Act also imposes certain additional regulations, such as accelerated filing periods for reports on Form 4 of changes in the beneficial ownership of officers, directors and principal security holders.

        The Act also imposes increased requirements on auditors and the auditing procedures of their public clients, including prohibitions on the performing of specified non-audit services contemporaneously with an audit. The Act heightens the requirements for, and the authority of, audit committees. Among other provisions, the Act vests an issuer's audit committee with direct responsibility for the appointment, compensation and oversight of any registered public accounting firm engaged to perform audit services and with the ability to hire independent outside legal counsel and other advisors.

        The Act also requires that each audit committee member be entirely "independent" (meaning that no member may be affiliated with the issuer or may accept (or have recently received) any consulting, advisory or other compensatory fees from the issuer) and be a member of the issuer's board of directors and that the committee include a designated "audit committee financial expert."

        Finally, the Act requires that legal counsel for subject companies report any evidence of material violations of securities laws or breaches of fiduciary duty to or by their client and imposes federal criminal penalties, including fines and imprisonment of up to 25 years, upon those convicted of defrauding shareholders of public companies.

        The Company has experienced increased costs associated with the increased level of disclosure and compliance required under the Act. Such increased costs are likely to continue and this diversion of resources may adversely affect the financial condition and operations of the Company.

        Gramm-Leach-Bliley Act.    The Financial Services Act of 1999, known as the Gramm-Leach-Bliley Act ("GLBA"), was signed into law on November 12, 1999 and became effective on March 11, 2000. The GLBA repeals provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

        The Bank Holding Company Act ("BHCA") was amended by GLBA to allow a new "financial holding company" ("FHC") to offer banking, insurance, securities and other financial products to consumers. Specifically, the GLBA amended Section 4 of the BHCA in order to provide for a framework for the engagement in new financial activities. A bank holding company ("BHC") may elect to become an FHC if all its subsidiary depository institutions are well capitalized and well managed.

        Under the GLBA, national banks (as well as FDIC-insured state banks, subject to various requirements) are permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities the bank must also be well capitalized and well managed and receive at least a "satisfactory" rating in its most recent Community Reinvestment Act examination. In addition, if the bank ranks as one of the top 50 largest insured banks in the United States, it must have an issue of outstanding long-term debt rated in one of the three highest rating categories by an independent rating agency. If the bank falls within the next group of 50, it must either meet the debt-rating test described above or satisfy a comparable test jointly agreed to by the FRB and the Treasury Department. No debt rating is required for any bank, such as the Bank, not within the top 100 largest insured banks in the United States.

        The Company cannot be certain of the effect of the foregoing legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the Company.

        The Riegle-Neal Act.    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), enacted on September 29, 1994, repealed the McFadden Act of 1927, which required states to decide whether national or state banks could enter their state, and allowed banks to open branches across state lines beginning on June 1, 1997. The Riegle-Neal Act also repealed the 1956 Douglas Amendment to the BHCA, which placed the same requirements on BHCs. The repeal of the Douglas Amendment now makes it possible for banks to buy out of-state banks in any state and convert them into interstate branches.

        The Riegle-Neal Act provides that interstate branching and merging of existing banks is permitted, provided that the banks are at least "adequately capitalized" and demonstrate good management. The states are also authorized to enact a law to permit interstate banks to branch de novo.

        On September 28, 1995, the California Interstate Banking and Branching Act of 1995 ("CIBBA") was enacted and signed into law allowing early interstate branching in California. CIBBA authorizes out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations.

        Federal Deposit Insurance Corporation Improvement Act of 1991.    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. FDICIA recapitalized the FDIC's Bank Insurance Fund, granted broad authorization to the FDIC to increase deposit insurance premium assessments and to borrow from other sources, and continued the expansion of regulatory enforcement powers, along with many other significant changes.

        FDICIA establishes five categories of capitalization: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." If a bank falls in the "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" categories, it will be subject to significant enforcement actions by its primary federal regulator). See "Enforcement Powers-Corrective Measures for Capital Deficiencies," below.

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

        As previously noted, FDICIA places restrictions on certain bank activities authorized under state law. FDICIA generally restricts activities through subsidiaries to those permissible for national banks, thereby effectively eliminating real estate investment powers. Insurance activities are also limited, except to the extent permissible for national banks.

        USA Patriot Act.    The United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act requires financial institutions, such as the Company, to implement and follow procedures designed to help prevent, detect and prosecute international money laundering and the financing of terrorism. Title III of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA"). In general, the IMLAFATA amends current law, primarily the Bank Secrecy Act (see "—Bank Secrecy Act," below), to authorize the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies and other financial institutions including enhanced record-keeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Among its other provisions, the IMLAFATA requires financial institutions to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The IMLAFATA expands the circumstances under which deposited funds may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. The IMLAFATA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these Acts. Among other programs implemented to comply with the USA Patriot Act, the Company implemented a customer identification program.

        Bank Secrecy Act.    The Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970 (the "Bank Secrecy Act") is a disclosure law that forms the basis of the United States federal government's framework to prevent and detect money laundering and to deter other criminal enterprises. Following the September 11, 2001 terrorist attacks, an additional purpose was added to the Bank Secrecy Act: "To assist in the conduct of intelligence or counter-intelligence activities, including analysis, to protect against international terrorism." Under the Bank Secrecy Act, financial institutions such as the Bank are required to maintain certain records and file certain reports regarding domestic currency transactions and cross-border transportations of currency. This, in turn, allows law enforcement officials to create a paper trail for tracing illicit funds that resulted from drug trafficking or other criminal activities. Among other requirements, the Bank Secrecy Act requires financial institutions to report imports and exports of currency in excess of $10,000 and, in general, all cash transactions in excess of $10,000. The Bank has established a Bank Secrecy Act compliance policy under which, among other precautions, the Bank keeps currency transaction reports to document cash transactions in excess of $10,000 or in multiples totaling more than $10,000 during one business day, monitors certain potentially suspicious transactions such as the exchange of a large number of small denomination bills for large denomination bills, and scrutinizes electronic funds transfers for Bank Secrecy Act compliance.

Administrative Actions

        Following the September 11, 2001 terrorist attacks on the United States, President George W. Bush signed an executive order on September 24, 2001 that has a number of consequences for the operations of commercial banks. First, it ordered the freezing of assets of persons on a list included in the order and requires each financial institution to monitor its deposits to determine whether they should be frozen. Second, it makes it illegal to do business with any of the persons or entities named on the list. This means that the Bank is obligated to carefully screen its customers on an ongoing basis to assure that the Bank is permitted to do business with them. These types of administrative orders and similar regulations of bank regulators may increase the cost of operating the Company and it is possible that further such orders will be made although the Company is not aware of any at this time.

Restrictions on Transactions With Insiders

        Sections 23A and 23B of the Federal Reserve Act regulate transactions between insured institutions and their "affiliates" and transactions by the Bank that benefit affiliates. For these purposes, an "affiliate" is a company under common control with the institution. In general, Section 23A imposes limits on the dollar amount of such transactions, and also requires certain levels of collateral for loans to affiliates. Section 23B generally requires that certain transactions between a bank and its respective affiliates be on terms substantially the same, or at least as favorable to such bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. At this time the Bank does not have any "affiliates" other than the Company.

        The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O promulgated thereunder apply to all federally insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Deposit Insurance Assessments

        The Bank's deposits are currently insured to a maximum of $100,000 per depositor by the FDIC except for certain retirement accounts which are insured up to $250,000. Each bank is required to pay deposit insurance premiums. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. Effective January 1, 2007 the FDIC adopted a new rule for the insurance assessment on deposits. Under the new rule the charge for annual insurance deposit assessments ranges from a minimum of 5 basis points to a maximum of 43 basis points per $100 of insured deposits depending upon the risk assessment category into which the institution falls. Insured institutions are not all allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

        The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums could have an adverse effect on the operation expenses and result of operations of the Company. Management cannot predict what insurance assessments rates will be in the future.

        The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency.

        The Company's premium amount for the year ended December 31, 2007, was $222,912 compared to $28,370 for the year ended December 31, 2006.

Risk-Based Capital Guidelines

        The federal banking agencies have issued risk-based capital guidelines that include a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad credit risk categories. A bank's or bank holding company's risk-based capital ratio is calculated by dividing its qualifying total capital (the numerator of the ratio) by its risk-weighted assets (the denominator of the ratio).

        Qualifying total capital will consist of two types of capital components: "core capital elements" (comprising Tier 1 capital) and "supplementary capital elements" (comprising Tier 2 capital). The Tier 1 component must represent at least 50% of qualifying total capital and may consist of the following items that are defined as core capital elements: (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock (including related surplus); and (iii) minority interest in the equity accounts of consolidated subsidiaries. The Tier 2 component may consist of the following items: (i) allowance for loan and lease losses (subject to limitations); (ii) perpetual preferred stock and related surplus (subject to conditions); (iii) hybrid capital instruments (as defined) and mandatory convertible debt securities; and (iv) term subordinated debt and intermediate-term preferred stock, including related surplus (subject to limitations).

        Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk categories, according to the obligor, or, if relevant, the guarantor or the nature of collateral. The aggregate dollar value of the amount in each category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are added together, and this sum is the institution's total risk weighted assets that comprise the denominator of the risk-based capital ratio.

        A two-step process determines risk weights for all off-balance sheet items. First, the "credit equivalent amount" of off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and generally is assigned to the appropriate risk category according to the obligor, or, if relevant, the guarantor or the nature of the collateral.

        All banks and bank holding companies are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%, of which at least 4% should be in the form of Tier 1 capital. The Bank's and Company's total capital and Tier 1 capital to risk weighted assets as of December 31, 2007, exceeded these requirements.

        The regulatory agencies have adopted leverage requirements that apply in addition to the risk-based capital requirements. Under these requirements, banks and bank holding companies are required to maintain core capital of at least 3% of their quarterly average assets (the "Leverage Ratio"). However, an institution may be required to maintain core capital of at least 4% or 5% or possibly higher, depending upon its activities, risks, rate of growth, and other factors deemed material by regulatory authorities. At December 31, 2007, the Bank's and Company's leverage ratio was in excess of this requirement.

Enforcement Powers

        Federal regulatory agencies have broad and strong enforcement authority reaching a wide range of persons and entities. Some of these provisions include those which: (i) establish a broad category of persons subject to enforcement under the Federal Deposit Insurance Act; (ii) establish broad authority for the issuance of cease and desist orders and provide for the issuance of temporary cease and desist orders; (iii) provide for the suspension and removal of wrongdoers on an industry-wide basis; (iv) prohibit the participation of persons suspended or removed or convicted of a crime involving dishonesty or breach of trust from serving in another insured institution; (v) require regulatory approval of new directors and senior executive officers in certain cases; (vi) provide protection from retaliation against "whistleblowers" and establish rewards for "whistleblowers" in certain enforcement actions resulting in the recovery of money; (vii) require the regulators to publicize all final enforcement orders; (viii) require each insured financial institution to provide its independent auditor with its most recent Report of Condition ("Call Report"); (ix) permit the imposition of significant penalties for failure to file accurate and timely Call Reports; and (x) provide for the assessment of significant civil money penalties and the imposition of civil and criminal forfeiture and other civil and criminal fines and penalties.

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

        Corrective Measures for Capital Deficiencies.    The prompt corrective action regulations, which were promulgated to implement certain provisions of FDICIA, also effectively impose capital requirements on national banks, by subjecting banks with less capital to increasingly stringent supervisory actions. For purposes of the prompt corrective action regulations, a bank is "undercapitalized" if it has a total risk-based capital ratio of less than 8%; a Tier 1 risk-based capital ratio of less than 4%; or a leverage ratio of less than 4% (or less than 3% if the bank has received a composite rating of 1 in its most recent examination report and is not experiencing significant growth). A bank is "adequately capitalized" if it has a total risk-based capital ratio of 8% or higher; a Tier 1 risk-based capital ratio of 4% or higher; a leverage ratio of 4% or higher (3% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a "well capitalized" bank. A bank is "well capitalized" if it has a total risk-based capital ratio of 10% or higher; a Tier 1 risk-based capital ratio of 6% or higher; a leverage ratio of 5% or higher; and is not subject to any written requirement to meet and maintain any higher capital level(s). There is no assurance as to what capital ratios the Bank will be able to maintain. As of December 31, 2007, the Bank was "well capitalized."

        Under the provisions of FDICIA and the prompt corrective action regulations, for example, an "undercapitalized" bank is subject to a limit on the interest it may pay on deposits. Also, an undercapitalized bank cannot make any capital distribution, including paying a dividend (with some exceptions), or pay any management fee (other than compensation to an individual in his or her capacity as an officer or employee of the bank). Such a bank also must submit a capital restoration plan to its primary federal regulator for approval, restrict total asset growth and obtain regulatory approval prior to making any acquisition, opening any new branch office or engaging in any new line of business. Additional broad regulatory authority is granted with respect to "significantly undercapitalized" banks, including forced mergers, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Additional mandatory and discretionary regulatory actions apply to "significantly undercapitalized" and "critically undercapitalized" banks, the latter being a bank with capital at or less than 2%. The primary federal regulator may appoint a receiver or conservator for a "critically undercapitalized" bank after 90 days, even if the bank is still solvent. Failure of a bank to maintain the required capital could result in such bank being declared insolvent and closed.

Community Reinvestment Act and Fair Lending Developments

        The Company is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

        The federal banking agencies have adopted regulations to measure a bank's compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

Allowance For Loan and Lease Losses

        On December 13, 2006, the FRB and the other federal financial institution regulatory agencies issued an interagency policy statement on the allowance for loan and lease losses (the "Policy

Statement"). The Policy Statement replaces a 1993 policy statement, which described the responsibilities of the boards of directors and management of banks and savings associations and of examiners regarding allowance for loan and lease losses. In addition to the Policy Statement, the accounting profession groups periodically provide guidance to the banking industry on allowance for loan and lease losses ("ALLL") methodology.

        The Policy Statement outlines the responsibility of the institution's management and board of directors regarding their roles in maintaining ALLL at an appropriate level and for documenting its analysis. Management should evaluate the ALLL reported on the balance sheet as of the end of each quarter, or more frequently if warranted, and charge or credit the provision for loan and lease losses ("PLLL") to bring the ALLL to an appropriate level as of each evaluation date. The determinations of the amounts of the ALLL and PLLL should be based on management's current judgments about the credit quality of the loan portfolio, and should consider all known relevant internal and external factors that affect loan collectability as of the evaluation date.

        In carrying out its responsibility for maintaining an appropriate ALLL, management is expected to adopt and adhere to written policies and procedures that, at a minimum, ensure that: (1) the institution's process for determining an appropriate level for ALLL is based on a comprehensive, well-documented, and consistently applied analysis of its loan portfolio; (2) the institution has an effective loan review system and controls (including an effective loan classification or credit grading system) that identify, monitor, and address asset quality problems in an accurate and timely manner; (3) the institution has adequate data capture and reporting systems to supply the information necessary to support and document its estimate of an appropriate ALLL; (4) the institution evaluates any loss estimation models before they are employed and modifies the models' assumptions, as needed, to ensue that the resulting loss estimates are consistent with GAAP; (5) the institution promptly charges off loans, or portions of loans, that available information confirms to be uncollectible, and; (6) the institution periodically validates the ALLL methodology.

        The Policy Statement also provides guidance to examiners in evaluating the credit quality of an institution's loan portfolio, the appropriateness of its ALLL methodology and documentation, and the appropriateness of the reported ALLL in the institution's regulatory reports. In their review and classification or grading of the loan portfolio, examiners should consider all significant factors that affect the collectability of the portfolio, including the value of any collateral.

Other Aspects of Federal and State Law

        The Company is also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, technology and information security and risk assessment, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability, electronic banking, check image processing, financial privacy, truth-in-savings, home mortgage disclosure, and equal credit opportunity. There are also a variety of federal statutes that restrict the acquisition of control of the Company.

Proposed Legislation

        From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Company. It cannot be predicted whether any legislation currently being considered will be adopted or how such legislation or any other legislation that might be enacted in the future would affect the business of the Company.

ITEM 1A.    RISK FACTORS

The following risk factors and all other information contained in this Annual Report on Form 10-K and the documents incorporated by reference in this Form 10-K should be carefully considered before investing. Investing in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may impair our business. If any of the events described in the following risks occur, our business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of our common stock could decline due to any of the events described in these risks, and you may lose all or part of your investment.

We can issue common stock and preferred stock without your approval, diluting your proportional ownership interest.

        Our articles of incorporation authorize us to issue 10,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of February 29, 2008, we had no shares of preferred stock outstanding and had 4,947,763 shares of common stock issued and outstanding. We also have 1,545,976 shares reserved under our stock option plans covering our directors, officers, employees and consultants. As of February 29, 2008, there were options and warrants outstanding to purchase a total of 1,029,105 shares at a weighted average price of $8.79 per share. Consequently, any shares of common stock or preferred stock that we issue subsequent to your purchase of our stock will dilute your proportional ownership interest in us.

The price of our common stock may decrease, preventing you from selling your shares at a profit.

        The market price of our common stock could decrease and prevent you from selling your shares at a profit. The market price of our common stock has fluctuated in recent years. Fluctuations may occur, among other reasons, due to:

  •
  operating results;

  •
  market demand;

  •
  announcements by competitors;

  •
  economic changes;

  •
  general market conditions; and

  •
  legislative and regulatory changes.

        The trading price of our common stock may continue to fluctuate in response to these factors and others, many of which are beyond our control.

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

We face lending risks, especially with respect to our small- and medium-sized business clients.

        The risk of loan defaults or borrowers' inabilities to make scheduled payments on their loans is inherent in the banking business. Moreover, we focus primarily on lending to small- and medium-sized businesses. These businesses may not have the capital or other resources required to weather significant business downturns or downturns in the markets in which they compete. Consequently, we may assume greater lending risks than other financial institutions which have a smaller concentration of those types of loans and which tend to make loans to larger businesses. Borrower defaults or borrowers' inabilities to make scheduled payments may result in losses which may exceed our allowances for loan losses. These risks, if they occur, may require higher than expected loan loss provisions which, in turn, can materially impair profitability, capital adequacy and overall financial condition.

We are limited in the amount we can lend to any individual borrower.

        We are limited in the amount that we can lend to a single borrower. Therefore, the size of the loans which we can offer to potential customers is less than the size of loans that our competitors with larger lending limits can offer. Legal lending limits also affect our ability to seek relationships with larger and more established businesses. We may not be able to attract and retain customers seeking loans in excess of their lending limits because we cannot make such loans and we may not be able to find other lenders willing to participate in such loans with us on favorable terms.

The current changing economic environment poses significant challenges for us.

        We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by the softening of the real estate market and constrained financial markets. While we have no sub-prime residential loans or securities backed by such loans on our books, we have some direct exposure to the residential real estate market and we are affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, interest rate resets on adjustable rate mortgage loans and other factors could have adverse effects on our borrowers which would adversely affect our financial condition and results of operations. This deterioration in economic conditions coupled with a possible national economic recession could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences:

  •
  loan delinquencies, problem assets and foreclosures may increase;

  •
  demand for our products and services may decline;

  •
  low cost or non-interest bearing deposits may decrease;

  •
  collateral for our loans, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans; and;

  •
  increased regulatory scrutiny.

Declines in Southern California real estate values could materially impair profitability and financial condition.

        Approximately 77% of our loans are secured by real estate collateral. Nearly all of the real estate securing these loans is located in Southern California, primarily in San Diego County. Real estate values are generally affected by factors such as:

  •
  the socioeconomic conditions of the area where real estate collateral is located;

  •
  fluctuations in interest rates;

  •
  the availability of real estate financing;

  •
  property and income tax laws;

  •
  local zoning ordinances governing the manner in which real estate may be used; and

  •
  federal, state and local environmental regulations.

        However, declines in real estate values could significantly reduce the value of the real estate collateral securing our loans, increasing the likelihood of defaults. Moreover, if the value of real estate collateral declines to a level that is not enough to provide adequate security for the underlying loans, we will need to make additional loan loss provisions which, in turn, will reduce our profits. Also, if a borrower defaults on a real estate secured loan, we may be forced to foreclose on the property and carry it as a nonearning asset which, in turn, may reduce net interest income.

Changing interest rates may adversely affect our financial performance.

        Our profitability largely depends on the difference between the rates of interest we earn on our loans and investments, and the interest rates we pay on deposits and other borrowings. This relationship, known as the net interest margin, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. Fluctuations in interest rates will affect the demand of customers for our products and services. We are subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than their interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest margin could be expected to increase during times of rising interest rates and decline during times of falling interest rates. Therefore, significant fluctuations in interest rates may have an adverse effect on our results of operations.

We are limited in our ability to pay cash dividends.

        1st Pacific Bancorp depends on dividends from 1st Pacific Bank of California in order to pay cash dividends to its security holders. In addition, the amount and timing of any dividends is at the discretion of 1st Pacific Bancorp's board of directors.

We are reliant upon brokered deposits and other funding alternatives that increase our cost of funds, adversely affect our operating results and may result in a shortage of financing sources.

        We require liquidity in order to fund our loans. Liquidity is provided by deposits and other sources of financing, such as advances from the Federal Home Loan Bank of which we are a member, and correspondent banks. At December 31, 2007, 1st Pacific Bank of California had $48 million of funding from brokered deposits. These types of deposits are generally considered more volatile as customers are more concerned with rates than relationships, and can be more costly than other types of deposits. Significant withdrawals or non-renewals of such deposits could cause us to rely on funds from correspondent banks or other institutional sources more heavily than at present, at even higher rates of interest, if those sources continue to be available. The loss of such deposits or the unavailability of alternative sources of funding could also cause us to have a shortage in liquidity so that we might not be able to meet the demand for loans. Any of these circumstances would have an adverse effect on our profitability, business, financial condition, results of operations and cash flows.

Our future growth may be limited if we are not able to raise additional capital.

        Banks and bank holding companies are required to conform to regulatory capital adequacy guidelines and maintain their capital at specified percentages of their assets. These guidelines may limit our ability to grow and could result in banking regulators requiring increased capital levels or reduced loan and other earning asset levels. Therefore, in order to continue to increase our earning assets and net income, we may, from time to time, need to raise additional capital. Additional capital may not be available or, if it is, that additional capital may not be available on economically reasonable terms.

We plan to continue to grow and there are risks associated with growth.

        We intend to continue to expand our businesses and operations to increase deposits and loans. Continued growth may present operating and other problems that could adversely affect our business, financial condition and results of operations. Our growth may place a strain on our administrative, operational, personnel and financial resources and increase demands on our systems and controls. Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect our financial performance.

We compete against larger banks and other institutions.

        We compete for loans and deposits with other banks, savings and thrift associations and credit unions located in their service areas, as well as with other financial services organizations such as brokerage firms, insurance companies and money market mutual funds. These competitors aggressively solicit customers within their market area by advertising through direct mail, the electronic media and other means. Many competitors have been in business longer, have established customer bases and are substantially larger. These competing financial institutions offer services, including international banking services that we can only offer through correspondents, if at all. Additionally, these competitors have greater capital resources and, consequently, higher lending limits. At December 31, 2007, our lending limit per borrower was approximately $7.1 million for unsecured loans and $11.8 million for secured loans. These limitations were calculated using the California Financial Code, Article 1 for lending limits and are primarily based on the capital level of the Bank. Finally, some competitors are not subject to the same degree of regulation.

Current banking laws and regulations affect activities.

        We are subject to extensive regulation. Supervision, regulation and examination of banks and bank holding companies by regulatory agencies are intended primarily to protect depositors rather than security holders. These regulatory agencies examine bank holding companies and commercial banks, establish capital and other financial requirements and approve acquisitions or other changes of control of financial institutions. Our ability to establish new facilities or make acquisitions requires approvals from applicable regulatory bodies. Changes in legislation and regulations will continue to have a significant impact on the banking industry. Although some of the legislative and regulatory changes may benefit us, others may increase our costs of doing business and indirectly assist their non-bank competitors who are not subject to similar regulation.

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

        Despite our underwriting criteria, we may experience loan delinquencies and losses. In order to absorb losses associated with nonperforming loans, we both maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We may be required to increase our allowance for loan losses for any of several reasons. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of either of our control, may require an increase in our allowances. In addition, actual charge-offs in future periods, if not adequately reserved for, will require additional increases in our allowances for loan losses. Any increases in our allowances for loan losses will result in a decrease in our net income and, possibly, our capital, and may materially affect our results of operations in the period in which the allowance is increased.

We rely on our management and other key personnel, and the loss of any of them may adversely affect our operations.

        We are and will continue to be dependent upon the services of our executive management team. In addition, we will continue to depend on our ability to retain and recruit key banking officers. The unexpected loss of services of any key management personnel or banking officers could have an adverse effect on our business and financial condition because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In the event that the employment of our executive officers is terminated in the future without cause, under the terms of their respective employment agreements, each of our executive officers would be entitled to receive continued salary at the rate then in effect for varying periods of time following termination. Such obligations to make severance payments could be triggered in the event we are acquired and the executive officer is terminated in connection with such acquisition.

Failure to implement new technologies in our operations may adversely affect our growth or profits.

        Advances in technology increasingly affect the market for financial services, including banking services and consumer finance services. Our ability to compete successfully in these markets may depend on the extent to which we are able to exploit such technological changes. However, we may not be able to properly or timely anticipate or implement such technologies or properly train our staff to use such technologies. Further, the added cost of technology for small banks such as us adversely affects our profitability. Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        The Company is not aware of any unresolved comments from the staff of the SEC.

ITEM 2.    PROPERTIES

        The Company's corporate headquarters is located at 9333 Genesee Avenue #300, San Diego, California. In addition, the Company currently operates eight branch offices in San Diego County, including two offices acquired in the acquisition of Landmark beginning July 1 2007. Most recently, the Company opened a limited service branch office in downtown San Diego in February 2008.

        Each office is leased pursuant to an operating lease, the principal terms of which are outlined in the table below. For additional information regarding the Company's premises and equipment see Note D to the Financial Statements included in "Item 8, Financial Statements," below.

Date Opened	Address	Approx. Usable Sq. Footage	Current Monthly Obligation	Lease Expiration
9/2007	Corporate Headquarters 9333 Genesee Avenue, Ste. 300, San Diego, CA	11,209	$40,047	8/2017
9/2007	University Town Center Branch Office 9333 Genesee Avenue, Ste. 100, San Diego, CA	4,579	$16,263	8/2017
11/2000	Tri-Cities Branch Office 3500 College Blvd., Oceanside, CA	2,838	$10,734	12/2009
8/2003	Mission Valley Branch Office 8889 Rio San Diego Dr., San Diego, CA	3,904	$11,335	8/2013
2/2005	Inland North County Branch Office 13500 Evening Creek Dr. North, Ste. 100, San Diego, CA	4,664	$15,789	2/2012
8/2007	East County Branch Office 343 E. Main St., El Cajon, CA	4,000	$9,200	7/2017
7/2007	Solana Beach Branch Office 937 Lomas Santa Fe Drive, Solana Beach, CA	7,513	$24,244	8/2011
7/2007	La Jolla Branch Office 7817 Ivanhoe Avenue, Ste. 100, La Jolla, CA	7,008	$22,425	1/2018

        Effective February 1, 2008, the Company entered into a nine month lease to house a satellite office in downtown San Diego. The office is located at 525 B Street, Suite 1500, San Diego, California. The monthly obligation will be approximately $2,000.

        Management believes that the Company's present facilities are in good physical condition and are adequately covered by insurance. Certain of the leases noted above contain options to extend the term of the lease. The Company is confident that, if necessary, it would be able to secure suitable alternative space on similar terms without having a substantial effect on operations.

ITEM 3.    LEGAL PROCEEDINGS

        The Company and its subsidiaries are involved only in routine litigation incidental to the business of banking, none of which the Company's management expects to have a material adverse effect on the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted for a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock began trading on the NASDAQ Global Market ("NASDAQ") under the symbol "FPBN" as of January 3, 2008, and continues to be listed there as of the date hereof. Before such listing, from January 30, 2007 until January 3, 2008, our common stock was quoted on the OTC Bulletin Board ("OTCBB"). Prior to our bank holding company reorganization and the Company's stock being quoted on the OTCBB, the Bank's common stock was quoted on the OTCBB under the symbol "FPBS". The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. Unlike the NASDAQ, the OTCBB does not impose listing standards and does not provide automated trade executions. Historical trading in the Company's and the Bank's stock has not been extensive and such trades cannot be characterized as constituting an active trading market.

        The following table sets forth, for the fiscal periods indicated, the high and low sales prices or closing bid prices for our common stock for the two most recent fiscal (the Bank's common stock for periods prior to our bank holding company reorganization). The quotations for the periods in which our common stock traded on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Trading prices are based on published financial sources.

	Bid Information
			Share Volume
	High	Low
2006
First Quarter	$13.75	$12.50	87,994
Second Quarter	$14.69	$13.25	149,555
Third Quarter	$15.00	$13.50	149,035
Fourth Quarter	$16.75	$14.25	49,687
2007
First Quarter	$16.35	$15.25	88,516
Second Quarter	$16.45	$14.75	74,264
Third Quarter	$15.30	$12.75	89,458
Fourth Quarter	$13.20	$9.01	174,204

Stockholders

        As of February 29, 2008, the Company had approximately 565 common stock holders of record.

Dividends

        To date, 1st Pacific Bancorp has not paid any cash dividends. Payment of stock or cash dividends in the future will depend upon 1st Pacific Bancorp's earnings and financial condition and other factors deemed relevant by the Board of Directors, as well as 1st Pacific Bancorp's legal ability to pay dividends. It is 1st Pacific Bancorp's current intention to follow its strategic plan of retaining earnings to increase capital and provide additional basis for growth. Accordingly, no assurance can be given that any cash dividends will be declared in the foreseeable future.

        Further, under California law, 1st Pacific Bancorp would be prohibited from paying dividends unless: (1) its retained earnings immediately prior to the dividend payment equals or exceeds the amount of the dividend; or (2) immediately after giving effect to the dividend the sum of 1st Pacific

Bancorp's assets would be at least equal to 125% of its liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, the current assets of 1st Pacific Bancorp would be at least equal to 125% of its current liabilities. The primary source of funds with which dividends could be paid to shareholders would come from cash dividends received by 1st Pacific Bancorp from the Bank. During 2007, the Bank paid $4,400,000 in cash dividends to 1st Pacific Bancorp. 1st Pacific Bancorp also must service the debt on its Trust Preferred Securities (which are further discussed in the section below entitled "Liquidity Management, Interest Rate Risk, Financing and Capital Resources") before declaring or paying any dividends.

        The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in the California Financial Code, and administered by the DFI. Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank's net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the DFI, in an amount not exceeding the Bank's net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the DFI. Notwithstanding the foregoing, if the DFI finds that the shareholders' equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the DFI may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Company.

Equity Compensation Plan Information

        See "Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plan," below.

Purchases of Equity Securities by Company and Affiliated Purchases

        Neither the Company nor any affiliate of the Company has repurchased any of its common or preferred stock during the fourth quarter of the fiscal year covered by this report, and no stock repurchase plan has been adopted.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data of the Company has been derived from and should be read in conjunction with the Company's audited Financial Statements and notes included in "Item 8, Financial Statements and Supplementary Data." The information contained in this summary may not be indicative of future financial condition or results of operations.

1st Pacific Bancorp
Selected Financial Data

	As of or For the Periods Ending December 31,
	2007(1)	2006	2005	2004	2003
	(dollars in thousands, except per share data)
Summary of Operations
Interest Income	$29,201	$23,460	$16,695	$10,363	$7,088
Interest Expense	11,960	8,217	4,125	1,923	1,362

Net Interest Income	17,241	15,243	12,570	8,440	5,726
Provision for Loan Losses	338	444	553	850	630
Noninterest Income	710	539	491	466	361
Noninterest Expense	13,402	9,973	8,532	5,993	4,528

Income before Income Taxes	4,211	5,364	3,976	2,063	929
Income Taxes (Benefit)	1,746	2,189	1,626	837	(778)

Net Income	$2,465	$3,176	$2,350	$1,226	$1,707

Per Share Data
Net Income—Basic	$.56	$.82	$.61	$.34	$.55
Net Income—Diluted	.52	.76	.56	.32	.50
Tangible Book Value	6.68	6.67	5.77	5.16	4.56
Ending Number of Shares Outstanding	4,944,443	3,889,692	3,849,540	3,819,920	3,147,188
Weighted Average Number of Shares Outstanding	4,405,191	3,865,330	3,840,596	3,560,036	3,107,197
Balance Sheet Data—At Period End
Total Assets	$414,647	$318,464	$265,582	$209,709	$144,299
Total Loans	349,819	275,266	230,382	188,552	121,127
Allowance for Loan Losses	4,517	3,251	2,809	2,265	1,454
Investment Securities	23,746	8,998	3,146	5,940	5,591
Other Real Estate Owned	—	—	—	—	—
Total Deposits	345,362	261,838	237,208	180,291	129,409
Total Shareholders' Equity	44,974	25,936	22,230	19,697	14,362
Operating Ratios and Other Selected Data
Return on Average Assets	.67%	1.13%	1.01%	.71%	1.43%
Return on Average Equity	6.96%	13.25%	11.28%	7.00%	12.86%
Operating Efficiency Ratio	74.66%	63.19%	65.32%	67.29%	74.39%
Net Interest Margin	4.87%	5.61%	5.56%	5.06%	4.97%
Dividend Payout Ratio	0.00%	0.00%	0.00%	0.00%	0.00%
Tangible Equity to Assets	8.20%	8.14%	8.37%	9.39%	10.00%
Selected Asset Quality Ratios—At Period End
Nonperforming Loans to Total Loans	1.59%	0.00%	0.46%	0.00%	0.00%
Nonperforming Assets to Total Assets	1.34%	0.00%	0.40%	0.00%	0.00%
ALLL as a Percentage of Total Loans	1.29%	1.18%	1.22%	1.20%	1.20%

(1)
FYE 2007 includes the acquisition of Landmark National Bank, effective July 1, 2007.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

        This Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A"), is intended to assist in an understanding of the significant factors that affected our consolidated financial condition and results of operations for the years ended December 31, 2007 and 2006. This discussion, which refers to the Company on a consolidated basis, should be read in conjunction with the Company's audited consolidated financial statements and corresponding notes thereto, included in "Item 8—Financial Statements and Supplementary Data" of this report, as well as the information in the "Forward-Looking Information" and "Item 1A—Risk Factors."

        On January 16, 2007, 1st Pacific Bancorp acquired 100% of the outstanding shares of common stock of 1st Pacific Bank of California which were converted into an equal number of shares of common stock of 1st Pacific Bancorp. There was no cash involved in the transaction. The reorganization was accounted for as a pooling of interests and the consolidated financial statements contained herein have been restated to give full effect to this transaction. The presentation of the 2006 financial statements has been changed to show the effect of the bank holding company reorganization and reflects consolidation of holding company assets of approximately $19,000 and a net loss of approximately $26,000 for the period ended December 31, 2006.

        1st Pacific Bancorp is inactive except for interest expense associated with the junior subordinated debentures (related to the trust preferred securities; discussed further in the section below entitled "Liquidity Management, Interest Rate Risk, Financing and Capital Resources") and minimal other expenses. Therefore, financial information is primarily reflective of the Bank.

        The MD&A below includes the following sections:

  •
  Financial Overview—a general description of our business and a summary of the financial results for the current year.

  •
  Distribution of Assets, Liabilities and Stockholders' Equity: Interest Rates and Interest Differential—average balances and average rates earned and paid in the past three years, analysis of changes in interest due to volume and rate.

  •
  Liquidity Management, Interest Rate Risk, Financing and Capital Resources—a discussion of liquidity, interest rate risk, short-term and other borrowings, capital resources and the effects of inflation on interest rates.

  •
  Loan Portfolio—a discussion of types of loans, maturities and sensitivities of loans to changes in interest rates analysis, loan quality discussion, loan concentrations and allowance for loan losses.

  •
  Deposits—a discussion of sources of deposits, distribution of average deposits and average rates paid and scheduled maturity distribution of time deposits of $100,000 or more.

  •
  Noninterest Income and Noninterest Expense—a discussion of material changes in noninterest income and noninterest expense.

  •
  Income Taxes—a discussion of changes in income tax expense.

  •
  Contractual Obligations—a reference to "Item 8—Financial Statements and Supplementary Data."

  •
  Off-Balance Sheet Arrangements—a discussion of the Company's off-balance sheet financial instruments.

  •
  Critical Accounting Policies and Estimates—a discussion of accounting policies considered material to the presentation of the Company's financial statements.

FINANCIAL OVERVIEW

        We are a San Diego-based bank holding company for 1st Pacific Bank of California. We provide traditional commercial financial services to small and medium-sized businesses and individuals in several San Diego County communities. The comparability of our 2007 financial results with our 2006 financial results is affected by the Company's acquisition of Landmark National Bank ("Landmark"), which was completed July 1, 2007, and operating results include the operations of Landmark since the date of the acquisition.

        Landmark was acquired for a purchase price of $25.3 million, consisting of approximately 35% cash and 65% stock, whereby approximately 1.0 million shares of common stock were issued. The fair value of the assets acquired in the acquisition of Landmark was $109.3 million, including $71.3 million of loans, net of the allowance for loan losses, and total deposits of $81.8 million. A total of $12.0 million was recorded in the transaction as goodwill and other intangible assets. For further discussion on this acquisition, see Note N, "Merger-Related Activity" of our Consolidated Financial Statements included in "Item 8-Financial Statements and Supplementary Data" of this report.

        During 2007, the increase in total assets, loans and deposits was primarily a result of the acquisition of Landmark, as total assets increased 30% to $414.6 million from $318.5 million at year end 2006. In 2007, the Company's total deposits increased $83.5 million to $345.4 million and total loans outstanding increased $74.6 million to $349.8 million.

        For the year ended December 31, 2007, net income was $2.5 million, a decrease of $0.7 million from $3.2 million in 2006. Although the increased volume of loans and deposits resulted in net interest income increasing $2.0 million, or 13%, compared to the prior year, net interest margin decreased from 5.61% in 2006 to 4.87% in 2007. Due to the Bank's asset sensitive structure, its net interest margin benefited from a rising rate environment in 2006, but as rates stabilized from mid-2006 through mid-2007, pricing of loans and deposits became very competitive, pressuring the Bank's net interest margin. This pressure on net interest margin intensified as the Federal Open Market Committee implemented an easing policy beginning in September 2007. Management anticipates continued volatility in its net interest margin due to changes in earning asset mix, changes in cost of funds, and changes in the level of interest rates or the direction of interest rates.

        Noninterest expenses increased significantly, from $10.0 million in 2006 to $13.4 million in 2007, a 34% increase. A significant portion of the increase in noninterest expenses is associated with the acquisition of Landmark, including the addition of 20 new permanent staff positions and two branch office locations, as well as non-recurring expenses associated with the acquisition. On a relative basis, total noninterest expenses as a percentage of total average assets increased from 3.56% in 2006 to 3.64% in 2007, an increase of only 2.3%. Additionally, during the third quarter of 2007, the Company relocated three of its existing six office locations, acquiring additional space for growth and consolidating certain administrative support areas. All together, nonrecurring expenses totaling $447,000 were incurred in the second half of 2007 associated with the integration of Landmark and the relocation of offices as well as various legal costs and a non-recoverable robbery loss.

        Although the Landmark acquisition impacted earnings in the second half of the year, we have established a broader platform to support future growth and remain confident the acquisition will contribute to future profitability as we continue to focus on the financial services needs within our target market—small and medium-sized businesses and professionals in the greater San Diego County area. Asset growth will continue to be focused on real estate secured and commercial business lending. There are a number of factors that could prevent the Company from achieving its plans, see "Risk Factors."

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

        During 2007, total assets increased $96 million from $318.5 million at December 31, 2006 to $414.6 million at December 31, 2007. The significant increases noted above in total loans and deposits when compared to the prior year were primarily the result of the acquisition of Landmark.

        The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded.

Average Balances with Rates Earned and Paid

	For the Periods Ended December 31,
	2007			2006			2005
	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid
	(dollars in thousands)
Assets
Interest-Earning Assets:
Investment Securities	$15,564	$812	5.22%	$6,448	$285	4.42%	$4,999	$164	3.29%
Federal Funds Sold and Other	20,127	1,009	5.01%	13,208	650	4.92%	13,665	437	3.19%
Federal Reserve, FHLB and Bankers' Bank Stock	2,820	139	4.92%	1,794	90	5.00%	1,431	72	5.02%
Loans(1)	315,255	27,241	8.64%	250,369	22,435	8.96%	205,818	16,022	7.78%

Total Interest-Earning Assets	353,766	29,201	8.25%	271,819	23,460	8.63%	225,913	16,695	7.39%
Noninterest-Earning Assets, net	14,522			8,442			7,774

Total Assets	$368,288			$280,261			$233,687

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing Checking	$15,219	$154	1.01%	$14,200	$174	1.22%	$11,346	$99	0.88%
Savings & Money Market	95,754	3,824	3.99%	67,989	2,541	3.74%	72,725	1,728	2.38%
Time Deposits under $100k	25,864	1,260	4.87%	26,109	1,092	4.18%	21,672	633	2.92%
Time Deposits, $100k or More	108,056	5,509	5.10%	82,840	3,756	4.53%	43,170	1,375	3.19%
Other Borrowings	20,584	1,213	5.89%	10,819	654	6.04%	6,279	290	4.62%

Total Interest-Bearing Liabilities	265,477	11,960	4.51%	201,957	8,217	4.07%	155,192	4,125	2.66%

Demand Deposits	64,319			52,550			56,437
Other Liabilities	2,831			1,573			1,040
Shareholders' Equity	35,661			24,181			21,018

Total Liabilities and Shareholders' Equity	$368,288			$280,261			$233,687

Net Interest Income		$17,241			$15,243			$12,570

Net Interest Margin (Net Interest Income/Interest-Earning Assets)			4.87%			5.61%			5.56%

(1)
Interest Income includes amortized loan fees, net of costs, of approximately $540,000, $706,000 and $704,000 in 2007, 2006 and 2005, respectively.

        The principal component of the Company's revenues is net interest income. Net interest income is the difference (the "interest rate spread") between the interest earned on the Company's loans and investments and the interest paid on deposits and other interest-bearing liabilities. As the Company is asset sensitive, net interest margin typically improves during a rising rate environment and declines during a declining rate environment.

        For 2007, net interest income was $17.2 million compared to $15.2 million for the year ending December 31, 2006, a 13% increase. This increase in net interest income for the year ending December 31, 2007 is attributable to the increase in average earning assets, which increased from $272 million in 2006 to $354 million in 2007, a 30% increase; however, this volume increase was offset by the decrease in the net interest margin from 5.61% to 4.87%, a decline of 74 basis points, or a 13% decline. This decrease in net interest margin compared to the prior year reflects the cumulative affects of changes in monetary policy, including 100 basis points in increases to the target Federal Funds rate between January and June of 2006 and cumulative 100 basis point cuts in the target Federal Funds rate in a three-month period beginning in September of 2007. By March 21, 2008, the federal funds target rate fell to 2.25% from 4.25% at December 31, 2007, which has continued to put pressure on the Bank's net interest margin.

        To manage its net interest margin, the Company proactively manages rates on its deposit accounts as they are influenced by the interest rate environment. Additionally, as of December 31, 2007, approximately 40% of loan assets were priced at their floor interest rate. Despite these factors, net interest margin has been negatively affected by interest rate cuts, the resulting decrease in total loan yields and the active competition in the local market for deposits. The Company closely monitors and manages its interest rate sensitivity; however, management anticipates continued volatility in its net interest margin due to changes in the earning asset mix, changes in cost of funds, and changes in the level of interest rates or the direction of interest rates. For further information regarding the Company's interest rate risk, see the "Liquidity Management, Interest Rate Risk, Financing and Capital Resources" section below.

        For 2006, net interest income was $15.2 million compared to $12.6 million for the year ending December 31, 2005, a 21% increase. This increase in net interest income for the year ending December 31, 2006 primarily relates to the increase in average earning assets, which increased from $226 million in 2005 to $272 million in 2006, a 20% increase. During 2006, the Company benefited from continued increases in overall interest rates during the first half of the year due to its asset sensitive interest rate risk profile. In the latter half of the year, asset yields stabilized and competition for deposits continued to drive up interest rates on deposits, including competition from a number of newly chartered banks that have opened in the local market over the last few years.

        During 2006, the Company's average earning assets increased and net interest margin increased from 5.56% to 5.61%. Despite this slight increase in net interest margin year-over-year, the Company's net interest margin fell to 5.20% in the fourth quarter of 2006 due to rising deposit costs and strong local competition for deposits; asset yields began to stabilize in the latter half of 2006 as the Federal Reserve halted its tightening monetary policy in June 2006, yet deposit costs continued to reprice upwards with a lagging effect. During 2005, net interest margin increased from 5.06% to 5.56% as a result of the increasing interest rate environment and the Company's asset sensitive balance sheet, which resulted in asset yields increasing at a faster rate than the cost of liabilities.

        The following tables show the changes in interest income and expense as a result of changes in volume and rate for each of the last two fiscal years. Changes due to both rate and volume are allocated to volume.

Analysis of Volume and Interest Rate Changes

	Year Ended December 31, 2007 Versus the Year Ended December 31, 2006
	Amount of Change Attributed to
	Volume	Rate	Total Change
	(dollars in thousands)
Investment securities	$474	$53	$527
Federal funds sold	347	12	359
Other earning assets	50	(1)	49
Loans	5,607	(801)	4,806

Changes in interest income	6,478	(737)	5,741

NOW, savings and money market	1,119	144	1,263
Time deposits under $100,000	(11)	179	168
Time deposits of $100,000 or more	1,285	468	1,753
Other borrowings	575	(16)	559

Changes in interest expense	2,968	775	3,743

Total change in net interest income	$3,510	$(1,512)	$1,998

	Year Ended December 31, 2006 Versus the Year Ended December 31, 2005
	Amount of Change Attributed to
	Volume	Rate	Total Change
Investment securities	$64	$57	$121
Federal funds sold	(22)	235	213
Other earning assets	18	0	18
Loans	3,992	2,421	6,413

Changes in interest income	4,052	2,713	6,765

NOW, savings and money market	(142)	1,030	888
Time deposits under $100,000	186	273	459
Time deposits of $100,000 or more	1,799	582	2,381
Other borrowings	274	90	364

Changes in interest expense	2,117	1,975	4,092

Total change in net interest income	$1,935	$738	$2,673

        The Company expects its risk exposure to changes in interest rates during 2008 to remain manageable and within acceptable policy ranges. Management will continue to strive for an optimal balance between risk and earnings.

LIQUIDITY MANAGEMENT, INTEREST RATE RISK, FINANCING AND CAPITAL RESOURCES

Liquidity Management

        Balance sheet liquidity, which is a measure of an entity's ability to meet fluctuations in deposit levels and provide for customers' credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds being gathered and the assets being funded.

        The Bank's liquidity results primarily from funds provided by short-term liabilities such as demand deposits, certificates of deposit, and short-term borrowings and is augmented by payments of principal and interest on loans. Access to short-term investments, primarily Federal funds sold, is the primary means for providing immediate liquidity; however, the Bank maintains credit facilities with correspondent banks (which can be terminated at any time) and has access to borrowing facilities through its Federal Home Loan Bank membership to aid in managing its short-term liquidity needs.

        The objective of the Bank's asset/liability strategy is to manage liquidity to ensure the safety and soundness of the Bank's capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to shareholders. The Bank actively manages its liquidity position and, during 2007, added language to its policy to describe ongoing practices related to daily liquidity management and added the concept of "contingency" sources of liquidity, whereby a certain level of liquidity sources are reserved to be used for unforeseen contingency purposes. Additionally, to allow for more efficient balance sheet management, the Company changed its policy to reduce "on" balance sheet liquidity ratios and increase the thresholds for non-core deposits, as we consider brokered and other non-core deposits to be acceptable alternative sources of funding. Non-core deposits are defined as time deposits greater than $100,000 and all brokered deposits.

        In order to manage the Bank's liquidity, management monitors a number of liquidity ratios, including the level of liquid assets to funding sources (both on and off the balance sheet), the level of dependence on non-core funding sources, the level of loans to funding sources, the level of short-term investments to total assets, and the level of unfunded loan commitments. As of December 31, 2007, management considers the Bank's liquidity sufficient to meet the Bank's liquidity needs.

        During the year ended December 31, 2007, cash provided by operating activities generally resulted from net income. Aside from the growth associated with the acquisition of Landmark, net growth in total deposits, as a financing source, was generally adequate to support growth in total loans, an investing activity. Cash consideration paid in the acquisition of Landmark of $9.4 million, net of cash acquired of $5.4 million, was financed in part by a new debt issuance of $5.2 million. In addition, the change in balance sheet liquidity management discussed above, allowed the Company to payoff short term borrowings totaling $14 million from current short term investments and resulted in the net use of funds from financing activities. Although deposits have grown faster than loans during the year, to the extent loan demand is stronger than the Bank's ability to raise core deposits, financing activities are supplemented by higher costing time deposits and/or brokered funds.

        1st Pacific Bancorp is a company separate and apart from the Bank and must provide for its own liquidity. As of December 31, 2007, 1st Pacific Bancorp had no borrowings other than junior subordinated debentures and had approximately $167,000 in unrestricted cash. See Note O, Condensed Financial Information of Parent Company Only, to the consolidated financial statements for additional financial information regarding 1st Pacific Bancorp.

        Substantially all of 1st Pacific Bancorp's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to 1st Pacific Bancorp. See Note M, Regulatory Matters, to the consolidated financial statements for additional information regarding regulatory dividend and capital restrictions. Management believes that such restrictions will not have an impact on the ability of 1st Pacific Bancorp to meet is ongoing cash obligations.

Interest Rate Risk

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

        The table below sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2007, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. When the rate on a loan with a floating rate has reached a contractual floor or ceiling level, the loan is treated as a fixed rate loan for purposes of determining its rate-sensitivity until the rate is again free to float.

Interest Rate Sensitivity of Interest-Earning Assets and Liabilities

	Estimated Maturity or Repricing
	Up to Three Months	Over Three Months To Less Than One Year	Over One to Five Years	Over Five Years	Total
	(dollars in thousands)
Interest-Earning Assets:
Investment Securities	$9,434	$5,078	$4,654	$4,580	$23,746
Federal Funds Sold	11,160	—	—	—	11,160
Loans	156,858	70,487	60,934	61,540	349,819

Totals	$177,452	$75,565	$65,588	$66,120	$384,725
Interest-Bearing Liabilities:
Interest-Bearing Checking	$16,345	$—	$—	$—	$16,345
Savings & Money Market	98,639	—	—	—	98,639
Time Deposits	64,303	81,889	10,819	—	157,011
Other Borrowings	10,155	—	10,000	—	20,155

Totals	$189,442	$81,889	$20,819	$—	$292,150
Interest Rate Sensitivity Gap	$(11,990)	$(6,324)	$44,769	$66,120	$92,575
Cumulative Interest Rate Sensitivity Gap	$(11,990)	$(18,314)	$26,455	$92,575	$92,575
Cumulative Interest Rate Sensitivity Gap Ratio Based on Total Assets	-2.89%	-4.42%	6.38%	22.33%	22.33%

        Gap analysis is a method of analyzing exposure to interest rate risk, by measuring the ability of the Company to reprice its interest rate-sensitive assets and liabilities. The actual impact of interest rate movements on the Company's net interest income may differ from that implied by any gap measurement, depending on the direction and magnitude of the interest rate movements and the repricing characteristics of various on and off-balance sheet instruments, as well as competitive pressures. These factors are not fully reflected in the foregoing gap analysis and, as a result, the gap report may not provide a complete assessment of the Company's interest rate risk. In addition to gap analysis, such as the table above, the Company estimates the effect of changing interest rates on its net interest income using the repricing and maturity characteristics of its assets and liabilities and the estimated effects on yields and costs of those assets and liabilities.

        Based on the gap analysis and the Company's assessment of its exposure to interest rate risk, the Company is considered to be "asset sensitive." In general, "asset sensitive" means that, over time, the

Company's assets will reprice faster than its liabilities. In a rising interest rate environment, net interest income can be expected to increase and that, in a declining interest rate environment, net interest income can be expected to decrease. In addition, a rising interest rate environment will affect the Company's ability to reprice loans that bear variable interest rates but are currently at their floor rates and will not fluctuate immediately. At December 31, 2007, approximately $140 million, or 40% of loans were priced at their floor interest rate. If interest rates increase, the rates earned on these loans will begin to adjust above their floor rates and the Company's asset sensitivity will increase. Conversely, in the current declining interest rate environment, the Company will benefit from floor rates built into existing variable rate loans as the indexed rates decline to the floor rates and stop adjusting downwards. At December 31, 2007, loans totaling approximately $59 million had floor rates that were below the existing fully indexed rate; these floors reduce the Company's asset sensitivity in a declining rate environment. The benefit derived, if any, by the Company when loan rates drop to their floor rates may be mitigated by the increased likelihood that those loans may be refinanced by the borrowers with other financial institutions.

        The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities, which may move in concert with inflation both as to interest rates and value. This is especially true for banks with a high percentage of interest rate-sensitive assets and liabilities. The Company manages its sensitivity to changes in interest rates by performing a gap analysis of its rate sensitive balance sheet and modeling the effects of changes in interest rates on its net interest income. The Company attempts to structure its mix of financial instruments and manage its interest rate sensitivity gap in order to minimize the potential adverse effects of inflation or other market forces on its net interest income and, therefore, its earnings and capital.

Short-Term and Other Borrowings

        The Bank may borrow up to $18.5 million overnight on an unsecured basis from its correspondent banks; each of these facilities may terminate at any time without notice. In addition, the Bank has arranged a borrowing line with the Federal Home Loan Bank of San Francisco (the "FHLB"), under which the Bank may borrow up to 25% of its assets subject to providing adequate collateral and fulfilling other conditions of the line. As of December 31, 2007, the Bank had $10.0 million outstanding in two term FHLB advances. One $5.0 million advance has an interest rate of 4.5% with a final maturity of September 14, 2009 and is callable by the FHLB beginning September 14, 2008 and quarterly thereafter. The remaining $5.0 million advance has an interest rate of 4.31%, with a final maturity of September 13, 2012 and is callable by the FHLB on September 13, 2009.

        As of December 31, 2006, the Bank had $24.0 million outstanding in FHLB advances under these borrowing lines, which matured in January 2007 and had a weighted average interest rate of 5.34%. The Bank had no outstanding advances on borrowing lines as of December 31, 2005.

        Below is a table of maximum amounts of short-term borrowings outstanding at any month-end during the reporting periods, and the approximate average amounts outstanding and weighted average interest rate as of December 31 of the reporting periods.

Year Ended	Maximum Amt Outstanding at any Month-End	Average Balance	Weighted Average Interest Rate
	(dollars in thousands)
2007	$29,000	$13,006	5.11%
2006	$24,000	$5,786	5.29%
2005	$17,500	$2,496	3.43%

        On March 31, 2005, the Bank issued $5.0 million in Floating Rate Junior Subordinated Debentures in a private placement offering. This offering was undertaken in order to raise the Bank's capital ratios. Under risk-based capital guidelines, subordinated debentures qualify for Tier 2 capital treatment up to 50% of Tier 1 capital and, therefore, increased the Bank's total risk-based capital ratio. The terms of the subordinated debt are: a final maturity of June 15, 2020, a right on behalf of the Bank for early redemptions beginning in June, 2010, and an interest rate which floats quarterly based on 3 Month LIBOR plus a spread of 178 basis points. The interest rate on the subordinated debt as of December 31, 2007 is 6.77%.

        On June 28, 2007, the Company completed a private placement of $5.0 million in aggregate principal amount of floating rate preferred securities (the "Trust Preferred Securities") through a newly-formed Delaware trust affiliate, FPBN Trust I (the "Trust"). The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of Common Securities to purchase $5,155,000 in aggregate principal amount of the Company's unsecured floating rate junior subordinated debt securities due September 1, 2037, issued by the Company (the "Junior Subordinated Debt Securities"). As of December 31, 2007, the coupon interest rate was 6.52% (3 month LIBOR plus 1.40%) and floats quarterly. The Company shall have the right, subject to regulatory approval, to redeem the debt securities, in whole or from time to time in part, on any interest payment date on or after September 1, 2012. The net proceeds to the Company from the sale of the Junior Subordinated Debt Securities were used by the Company to fund a portion of the cash consideration in the acquisition of Landmark.

Capital Resources

        The Bank opened in November 2000 after completing its initial public offering and raising $11.5 million in capital. In 2002, the Bank completed a secondary offering of securities, raising $4.2 million in new capital. During 2003 and 2004, the Bank raised approximately $4.3 million from the conversion of 95% of common stock purchase warrants that were issued in connection with its 2000 initial public offering and the 2002 secondary offering. On May 16, 2005, the Bank's board of directors declared a two-for-one stock split of the Bank's common stock payable to shareholders of record on June 15, 2005. The shareholders received one additional share for each share they owned. All share and per share data has been restated for prior periods to reflect this stock split. In 2007, the Company issued approximately 1.0 million shares valued at $15.9 million in connection with the acquisition of Landmark.

        The Company's shareholders' equity at December 31, 2007 was $45.0 million, an increase of $19.1 million compared to the $25.9 million at December 31, 2006. The increase was primarily the result of the common stock issued in connection with the acquisition of Landmark, in addition to the retained earnings for the year. Tangible book value per share totaled $6.68 at December 31, 2007, compared to $6.67 as of December 31, 2006. See Note N, Merger-Related Activity, of the consolidated notes to financial statements for more details regarding the valuation of the shares issued in the merger.

        In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets. These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items. Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 capital, total capital and leverage ratios. The Bank's risk-adjusted capital ratios, shown below as of December 31, 2007, 2006 and 2005 have been computed in accordance with regulatory accounting policies. See also Note M to the Financial Statements and "Item 1, Description of Business—Supervision and Regulation—Risk-Based Capital Guidelines" above for more information on regulatory capital requirements.

Capital Ratios

	December 31,
				Minimum Requirements
	2007	2006	2005
Tier 1 Capital to Average Assets ("Leverage Ratio")	9.0%	8.7%	8.8%	4.0%
Tier 1 Capital to Risk-Weighted Assets	9.5%	8.7%	9.0%	4.0%
Total Capital to Risk-Weighted Assets	12.0%	11.5%	12.2%	8.0%

INVESTMENT PORTFOLIO

        The primary objective of the Company's investment portfolio is to contribute to maximizing shareholder value by providing adequate liquidity sources to meet fluctuations in the Company's loan demand and deposit structure. To meet this objective, the Company invests in investment securities that generate reasonable rates of return to the Company given its liquidity objectives. Secondary objectives of the investment portfolio which may be considered include: meeting pledging requirements of public or other depositors; minimizing the Company's tax liability; accomplishing strategic goals; and assisting various local public entities with their financing needs (which may assist the Company in meeting its CRA objectives).

        The Board of Directors has established policies regarding the investment activities of the Company, including establishment of risk limits and ensuring that management has the requisite skills to manage the risks associated with the Company's investment activities. The Board of Directors reviews portfolio activity and risk levels and requires management to demonstrate compliance with approved risk limits. Senior management is responsible for establishing and enforcing policies and procedures for conducting investment activities. Management must have an understanding of the nature and level of various risks involved in the Company's investments and how such risks fit within the overall risk characteristics of the Company's balance sheet.

        The Chief Financial Officer acts as the Company's Investment Officer and ensures that the day-to-day guidelines of the Company's investment policies are properly implemented and that all investments meet regulatory and accounting guidelines. The Chief Executive Officer or the Chief Financial Officer must approve each investment transaction. The Company monitors its investment portfolio closely, and accordingly, its composition may change substantially over time.

        At December 31, 2007, the Company held securities guaranteed or issued by FNMA totaling $7.1 million and securities guaranteed or issued by FHLMC totaling $4.6 million, each of which was in excess of 10% of the Company's shareholder equity. See Note B—Investment Securities in the notes to consolidated financial statements for additional information on investment securities.

Amounts and Distribution of Investment Portfolio

	December 31,
	2007			2006			2005
	Amortized Cost	Market Value	Wghtd Avg Yield	Amortized Cost	Market Value	Wghtd Avg Yield	Amortized Cost	Market Value	Wghtd Avg Yield
	(dollars in thousands)
Available-for-Sale Securities:
Corporate Debt Securities:
One Year or Less	$994	$965	5.83%	$—	$—		$—	$—
One Year to Five Years	8,902	8,692	6.22%	3,958	3,985	5.86%	—	—

Total	9,896	9,657	6.18%	3,958	3,985	5.86%	—	—
Government-Sponsored Agency Securities:
One Year or Less	1,996	1,998	5.48%	—	—		—	—

Agency Mortgage-Backed Securities (Unallocated)	11,946	12,091	5.63%	5,023	5,013	6.84%	3,212	3,146	3.74%

Total Investment Securities	$23,838	$23,746	5.64%	$8,981	$8,998	4.98%	$3,212	$3,146	3.74%

LOAN PORTFOLIO

Types of Loans

        The Bank originates, purchases, or acquires participating interests in loans for its portfolio and for possible sale in the secondary market. Total loans were $275.3 million at December 31, 2006 and increased to $349.8 million at December 31, 2007. The increase of $74.6 million, or 27%, in loans during 2007 is primarily the result of the acquisition of Landmark which had total loans of $72.3 upon closure of the acquisition, July 1, 2007. Types of loans include construction and land development loans, residential and commercial real estate loans, commercial business loans, SBA loans, and consumer loans.

Loan Portfolio Composition by Type of Loan

	December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Loans:
Construction & Land Development	$125,661	$116,389	$94,912	$59,579	$27,468
Real Estate—Residential & Commercial	120,531	81,131	65,123	57,058	42,006
SBA Loans—7a & 504	15,880	19,883	21,965	24,640	23,137
Commercial Business	77,582	52,797	43,970	41,555	24,857
Consumer	10,165	5,066	4,412	5,720	3,659

Total Loans	349,819	275,266	230,382	188,552	121,127
Allowance for Loan Losses	(4,517)	(3,251)	(2,809)	(2,265)	(1,454)

Net Loans	$345,302	$272,015	$227,573	$186,287	$119,673

Commitments:
Standby Letters of Credit	$5,994	$3,224	$1,649	$153	$1,616
Undisbursed Loans and Commitments to Grant Loans	98,385	87,527	85,661	69,034	42,162

Total Commitments	$104,379	$90,751	$87,310	$69,187	$43,778

        The legal lending limits to any one borrower have increased significantly over the past two years due to the Bank's capital growth enabling the Bank to compete for larger individual loan transactions. San Diego County's commercial real estate market remained relatively strong throughout the fourth quarter of 2007, despite the continued weakness in the national economy and weakness in residential real estate markets in San Diego.

        Construction loans are primarily made as interim loans to finance the construction of commercial and single family residential property. These loans are typically for a term of approximately 12 months. Other real estate loans consist primarily of commercial and industrial real estate loans. This type of loan is made based on the income generating capacity of the property or the cash flow of the borrower. These loans are secured by the property. In general, our policy is to restrict these loans to no more than 75% of the lower of the appraised value or the purchase price of the property. We offer both fixed and variable rate loans with maturities that generally do not exceed 15 years, unless the loans are SBA loans secured by real estate or other commercial real estate loans easily sold in the secondary market.

        A portion of total real estate loans and commercial business loans are made under certain SBA loan programs. These loans generally are structured such that they may be sold, either as a whole with servicing released, as is the case for SBA 504 loans, or in the case of SBA 7(a) loans, the guaranteed portion may be sold in the secondary market and the servicing is retained. To date, SBA 7(a) loans have only been sold in a limited number of cases; however, certain SBA 504 loans have been packaged for sale when the rates and terms of the loans do not meet our asset and liability management objectives.

        Commercial loans are made to provide working capital, finance the purchase of equipment and for other business purposes. These loans can be "short-term," with maturities ranging from 30 days to one year, or "term loans" with maturities normally ranging from one to 25 years. Short-term loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

Maturities and Sensitivities of Loans to Changes in Interest Rates

        Many of the Bank's loans have floating interest rates, typically tied to the prime-lending rate as published in The Wall Street Journal. The majority of these floating rate loans are adjusted at least quarterly.

Loan Maturity by Category

	December 31, 2007
	Due in One Year Or Less	Due After One Year to Five Years	Due After Five Years	Total
	(dollars in thousands)
Construction & Land Development	$110,604	$12,993	$2,064	$125,661
Real Estate—Residential & Commercial	37,847	16,481	66,203	120,531
SBA Loans—7a & 504	376	1,658	13,846	15,880
Commercial Business	37,955	21,850	17,777	77,582
Consumer	7,327	2,758	80	10,165

Total	$194,109	$55,740	$99,970	$349,819

Floating Rate				$134,256
Fixed Rate				215,563

Total				$349,819

        As stated in the "Liquidity and Interest Rate Risk" section above, when the rate on a loan with a floating rate has reached a contractual floor or ceiling level, the loan is treated as a fixed rate loan for purposes of determining its rate-sensitivity until the rate is again free to float. At December 31, 2007, approximately $140 million of the fixed rate loans, noted above, were floating rate loans priced at their floor interest rate. We monitor the level of sensitivity of the Company's loan portfolio to changes in interest rates on a regular basis under our interest rate risk management program.

Loan Quality

        The risk of nonpayment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral that is utilized to secure payment, and ultimately, the credit worthiness of the borrower. In order to minimize this credit risk, the Chief Executive Officer, the Chief Operating Officer, the Chief Credit Officer, or the Loan Committee of the Board of Directors of the Bank approve virtually all loans made by the Company. The Loan Committee is comprised of directors and members of its senior management.

        The Company grades its loans from "pass" to "loss," depending on credit quality, with "pass" representing loans with an acceptable degree of risk given the favorable aspects of the credit and with both primary and secondary sources of repayment. Classified loans or substandard loans are ranked below "pass" loans. As these loans are identified in the review process, they are added to the internal watch list and loss allowances are established. Additionally, loans are examined regularly by the Company's regulatory agencies. A loan which has been placed on non-accrual status is not returned to accrual basis until it has been brought current with respect to both principal and interest payments, is performing to current terms and conditions, its interest rate is commensurate with market interest rates and future principal and interest payments are no longer in doubt. During 2007, the Company had an average recorded investment in loans in a non-accrual status of $3,874,991.

Components of Nonperforming Assets

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Non-Accrual Loans	$5,492	$—	$1,052	$—	$—
Loans 90 Days Past Due and Still Accruing	62	—	—	—	—
Restructured Loans	—	—	—	—	—

Total Nonperforming Loans	5,554	—	1,052	—	—
Other Real Estate Owned	—	—	—	—	—

Total Nonperforming Assets	$5,554	$—	$1,052	$—	$—

Non-Accrual Loans as a Percentage of Total Loans	1.57%	0.00%	0.46%	0.00%	0.00%
Loans 90 Days Past Due as a Percentage of Total Loans	0.02%	0.00%	0.00%	0.00%	0.00%
Restructured Loans as a Percentage of Total Loans	0.00%	0.00%	0.00%	0.00%	0.00%
Nonperforming Loans as a Percentage of Total Loans	1.59%	0.00%	0.46%	0.00%	0.00%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	81.32%	N/A	267.00%	N/A	N/A
Nonperforming Assets as a Percentage of Total Assets	1.34%	0.00%	0.40%	0.00%	0.00%

        Restructured loans are those loans where the Company has made concessions in interest rates or repayment terms due to a decline in the financial condition of the borrower. Other real estate owned may be acquired in satisfaction of loan receivables through foreclosure or other means. If acquired, these properties are recorded on an individual asset basis at the estimated fair value less selling expenses. The Bank had no restructured loans or other real estate at any time during 2006 or 2007.

        As of December 31, 2007, two SBA Loans with a combined outstanding balance of $648,219 and four commercial loans with outstanding balances totaling $3,495,795 were past due 30-89 days. These four past due commercial loans were all brought current in January, 2008. Although past dues are trending upward, the majority of these past due loans are matured loans which are in the various stages of renewal and renegotiation.

        Non-accrual loans are loans which management believes may not be fully collectible as to principal and interest. Generally loans which are past due 90 days or loans upon which management believes the interest may not be collectible are placed on non-accrual status. As of December 31, 2007, the Bank had five loans on non-accrual status, four of which became non-accrual in the fourth quarter of 2007.

        Included in non-accrual loans at December 31, 2007, is a loan that was identified as a problem during March 2007 when the Company became aware that a completed project, financed by a construction loan, was subject to a sales slowdown. The project consists of twenty six (26) condominium units, and as of December 31, 2007, seventeen (17) units had been sold and closed escrow leaving a balance owing of $2,531,992. The Bank expects to recover substantially all of the outstanding principal via future property sales and should there be any deficiency, from guarantors.

        Also included in non-accrual loans at December 31, 2007, is a land acquisition and development loan totaling $2.6 million, which was matured. This loan has been renegotiated and brought current and is back on accrual status.

        In addition, as of December 31, 2007, the Bank had $3.1 million of potential problem loans which are not disclosed as nonperforming loans, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which may result in disclosure of such loans as nonperforming loans in the future.

        All non-accrual loans, as well as other potential problem loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

        Further decline in economic conditions in the Bank's market area or other factors could adversely impact individual borrowers or the loan portfolio in general. The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming year.

Loan Concentrations

        The Bank's loan portfolio consists primarily of loans to borrowers within San Diego County. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company's market area and, as a result, the Company's loan and collateral portfolios are, to some degree, concentrated in those industries.

        As of December 31, 2007, the Bank held approximately 72% of its loan portfolio in real estate related market segments: 36% in construction and land development loans, 34% in real estate term loans and 2% in SBA 504 loans. Approximately 24% of the Bank's loan portfolio consists of Commercial & Industrial Loans, of which a 2% concentration is SBA 7a loans. The Commercial & Industrial loans were highly concentrated in secured loans, representing 20% of the total portfolio. Given the trends in the real estate markets, the bank is making a concerted effort to be very selective in its real estate and construction lending activity.

        The following table reflects the major concentrations of the loan portfolio, by type of loan, as of December 31, 2007:

Loan Concentrations
As of December 31, 2007 (Dollars in thousands)

Type of Loan	Amount	Percent of Total Loans
Construction and Land Development
Land and Land Development	$49,368	14.1%
Construction—Commercial	22,797	6.5%
Construction—Residential 1-4	53,496	15.3%

Total Construction and Land Development Loans	125,661	35.9%
Other Real Estate Loans (by type of collateral):
1-4 Family Residential—1st Trust Deed	10,769	3.1%
1-4 Family Residential—Junior Liens	5,736	1.6%
Multifamily	8,142	2.3%
Non-Farm/Non Residential—Owner Occupied	12,865	3.7%
Non-Farm/Non Residential—Real Estate	83,019	23.7%

Total Real Estate Secured Loans	120,531	34.4%
Commercial Loans:
Unsecured	8,642	2.5%
Secured	68,508	19.6%
Other Commercial	432	0.1%

Total Commercial Loans	77,582	22.2%
SBA 504 Loans	7,556	2.2%
SBA 7a Loans	8,324	2.4%
Consumer Loans	10,165	2.9%

Total Loans	$349,819	100.0%

Allowance for Loan Losses

        The following table summarizes, for the periods indicated, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses:

Changes in Allowance for Loan Losses

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$3,251	$2,809	$2,265	$1,454	$823
Landmark Bank Acquisition Allowance	1,026
Net Loans Charged off:
Total Charge Offs	(105)	(2)	(11)	(41)	—
Total Recoveries on Loans Previously Charged Off	7	—	2	2	1

Net Loans (Charged Off) Recoveries	(98)	(2)	(9)	(39)	1
Provision for Loan Losses	338	444	553	850	630

Balance at End of Period	$4,517	$3,251	$2,809	$2,265	$1,454

Ratios:
Net Loans Charged Off to Average Loans	0.03%	0.00%	0.00%	0.03%	0.00%
Allowance for Loan Losses to Total Loans	1.29%	1.18%	1.22%	1.20%	1.20%

        Provisions for loan losses are based on an analysis of the loan portfolio and include such factors as historical experience, the volume and type of loans in the portfolio, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the ability to collect on loans in the portfolio. The amount provided for loan losses is charged to earnings. The provision for loan losses was $338,000 for 2007 compared to $444,000 for the year ending December 31, 2006. The Bank ended 2007 with a 1.29% level of allowance for loan losses to total loans compared to 1.18% for the year ended December 31, 2006.

        Since its inception in 2000, the Bank has charged off a total of $164,508 with recoveries of $14,052, leaving a net charge off total for the Bank of $150,456; which represents 0.043% of the Bank's December 31, 2007 net loans. During 2007, $105,000 was charged off related to the unguaranteed portions of two SBA 7a loans. Prior to 2007, the limited charge off activity experienced by the Bank has been primarily related to the unguaranteed portions of SBA 7a loans.

        The Bank performs a quarterly detailed review to identify the risks inherent in the loan portfolio, to assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses, which is charged to expense.

        In October 2007, an outside loan reviewer, hired by the Company, conducted its most recent field analysis for a periodic loan review. The examination covered new loan originations of $500,000 or more and a 20% sampling of loans between $100,000 and $500,000 with activity from July 1, 2007 and September 30, 2007. The examiner reviewed 82 loans totaling $59 million. There were no new loan downgrades as a result of the loan review.

        Further, in January 2008, the Bank's combined Federal Reserve Bank of San Francisco and DFI audit was completed, with no changes recommended either to the loan loss allowance calculation methodology or to the allowance for loan losses.

        A key element of the methodology for assessing the risks inherent in the loan portfolio is the credit classification process. Loans identified as less than "pass" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Four allocation components are used: General, Specific, Specific Impaired and Qualitative. The General component estimates probable future loan loss based on historical experience, the Specific component is designed to calculate a reserve for criticized and classified loans, the Specific Impaired component allocates a probable loss amount on impaired loans and a Qualitative designation considers factors such as national and local economic changes, changes to management or staff and unemployment rates. Additionally, the inherent risk present in the "pass" portion of the loan portfolio is assessed by taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools. Upon completion, the written analysis is presented to the Board of Directors for discussion, review and approval.

        We consider the allowance for loan losses to be adequate to provide for risks inherent in the loan portfolio. All available information is used to recognize losses on loans and leases; however, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may recommend additions based upon their evaluation of the portfolio at the time of their examination. Accordingly, there can be no assurance that the allowance for loan losses will be adequate to cover future loan losses or that significant additions to the allowance for loan losses will not be required in the future. Material additions to the allowance for loan losses would decrease earnings and capital, among other adverse consequences.

Allocation of the Allowance for Loan Loss by Loan Type

	December 31,
	2007		2006		2005		2004		2003
	Allowance Amount	Type as a % of Loans	Allowance Amount	Type as a % of Loans	Allowance Amount	Type as a % of Loans	Allowance Amount	Type as a % of Loans	Allowance Amount	Type as a % of Loans
	(dollars in thousands)
Construction & Land Development	$1,984	35.9%	$1,119	42.3%	$863	41.2%	$261	31.6%	$123	22.7%
Real Estate—Residential & Commercial	690	34.5%	626	29.5%	518	28.3%	405	30.3%	356	34.7%
SBA Loans—7a & 504	141	4.5%	500	7.2%	456	9.5%	636	13.1%	441	19.1%
Commercial Business	1,589	22.2%	814	19.2%	817	19.1%	614	22.0%	381	20.5%
Consumer	66	2.9%	31	1.8%	25	1.9%	31	3.0%	20	3.0%
Unallocated	47	0.0%	161	0.0%	130	0.0%	318	0.0%	133	0.0%

Totals	$4,517	100.0%	$3,251	100.0%	$2,809	100.0%	$2,265	100.0%	$1,454	100.0%

DEPOSITS

        Deposits are the primary source of funding for the lending and investing needs of the Bank. Total deposits were $261.8 million at December 31, 2006, and increased to $345.4 million at December 31, 2007. Total deposits increased by $83.6 million and $24.6 million, or 32% and 10%, respectively, in 2007 and 2006. The increase in 2007 was primarily due to deposits acquired from Landmark which had total deposits of $81.8 million upon completion of the acquisition. Continued sales and marketing efforts to implement strategic goals also contributed to the increase in deposits in both years. The Bank continues to develop and build relationships with its target market, which are small-to-medium sized businesses and professionals. Increasing competition for deposits in the local markets, the slowing economy and the rate environment made 2007 a particularly challenging year.

        A fifth branch office was opened in El Cajon in April 2006 and contributed to deposit growth in 2006 and 2007; total deposits for this branch office were $7.0 million at December 31, 2006 and $12 million at December 31, 2007. During 2007, two established branch offices were added to the Bank's branch network with the acquisition of Landmark. The following table summarizes average deposits and average rates paid for the periods indicated:

Distribution of Average Deposits and Average Rates Paid

	For the Period Ended December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Interest Bearing Checking	$15,219	1.01%	$14,200	1.22%	$11,346	0.88%
Savings & Money Market	95,754	3.99%	67,989	3.74%	72,725	2.38%
TCD Less than $100,000	25,864	4.87%	26,109	4.18%	21,672	2.92%
TCD $100,000 or More	108,056	5.10%	82,840	4.53%	43,170	3.19%

Total Interest-Bearing Deposits	244,893	4.39%	191,138	3.96%	148,913	2.58%
Non Interest-Bearing Demand Deposits	64,319	0.00%	52,550	0.00%	56,437	0.00%

Total Deposits	$309,212	3.48%	$243,688	3.10%	$205,350	1.87%

        The changes in interest rates paid on deposit accounts from 2006 to 2007 reflect changes in the interest rate environment. Interest rates paid on deposit accounts are managed proactively to remain competitive and to react to changes in Federal monetary policy.

        While the Company plans for growth in deposits in 2008, the coming year is likely to be one where we continue to feel pressure on our net interest margin and strong competition for deposits. As of December 31, 2007, the Company had approximately 5,419 deposit accounts comprised of savings and money market accounts (29%), certificates of deposit (45%), and transaction accounts (26%).

        To augment marketing efforts and as a means to build new relationships in the community, the Bank periodically solicits new deposits through deposit promotions, which may be advertised, typically in print media. During 2007, two such campaigns were initiated that resulted in approximately $50.0 million in new money market and CD funds. Typically, when running a promotional deposit campaign, the Company will offer highly competitive interest rates. These rates are typically higher than standard interest rates offered by the Company, but are generally not the highest interest rates available in the market place. The Bank expects to continue to periodically run promotional deposit campaigns and market directly to its strategic niche in order to grow its deposit base and to attract new deposit relationships.

        Deposits are also acquired from non-traditional sources through relationships with correspondent banks and related deposit programs as well as through deposit brokers. The Bank participates in a "portfolio deposit program" offered by a correspondent bank in which it receives variable rate money market deposits as pass through funds from the correspondent bank; however, the Bank's participation in this program totaled only $100,000 at December 31, 2007.

        During 2007, as a result of the acquisition of Landmark, the Bank began participating in the Certificate of Deposit Account Registry Service ("CDARS") program. This program permits the Bank's customers to place all of their deposits at one institution and have those deposits fully-insured by the FDIC, up to $30 million. The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of over 1,500 banks with other network banks (in increments of less than the $100 thousand FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank's balance sheet. As of December 31, 2007, the Bank had issued approximately $7 million of certificates of deposit to local customers through the CDARS program.

        Deposits are also received in the form of time certificates through the use of deposit brokers who place the funds with the Company on behalf of their clients. The total level of deposits from these non-traditional sources was approximately $48 million at December 31, 2007, compared to approximately $40 million at December 31, 2006. The level of deposits the Bank accepts from these non-traditional sources is carefully managed as these types of deposits expose the Company to different characteristics in managing its liquidity. The Company has adopted procedures to monitor these deposits and has made arrangements for borrowing funds from other sources (see "Short-Term and Other Borrowings" below) should these programs become less available. However, should deposits from these programs suddenly decline, the Company's other sources of funds could become more costly. Also, should the Bank cease to be "well-capitalized" these deposits would be unavailable to it under the Prompt Corrective Action regulations. See the Enforcement Powers section of "Supervision and Regulation" above.

Scheduled Maturity of Distribution of Time Deposits of $100,000 or More

As of December 31, 2007,
(dollars in thousands)
Three Months or Less	$53,029
Over Three Months Through Six Months	30,574
Over Six Months Through Twelve Months	30,809
Over Twelve Months	10,099

Total	$124,511

NONINTEREST INCOME AND NONINTEREST EXPENSE

        Noninterest income for 2007 was $710,000, compared to $538,000 for 2006, an increase of $172,000, or 32%. The year-over-year increase can mostly be attributed to the noninterest income received on deposit accounts acquired from the Landmark acquisition. As a percentage of total average assets, noninterest income was 0.19% for both 2007 and 2006. Service charges on deposit accounts, related fees, and other income increased 46% from $396,000 in 2006 to $577,000 in 2007. Increases in service charges were somewhat offset by a decline in gains and income on the sale or brokering of loans, which decreased from $143,000 in 2006 to $128,000 in 2007. Gains on sale of loan assets will continue to occur periodically; however, the timing of such sales is not expected to be regular.

        Noninterest expense increased $3.4 million, from $10.0 million for the year ending December 31, 2006 to $13.4 million for the year ending December 31, 2007. This 34% increase is primarily attributable to expenses associated with growth of the Company, which during 2007 was largely a result of the acquisition of Landmark. On a relative basis, total noninterest expenses as a percentage of total average assets increased from 3.56% in 2006 to 3.64% in 2007, an increase of 2.3%. Additionally, during the third quarter of 2007, the Company relocated three of its existing six office locations, acquiring additional space for growth and consolidating certain administrative support areas. All together, nonrecurring expenses totaling $447,000 were incurred in the second half of 2007 associated with the integration of Landmark and the relocation of offices as well as various legal costs and a non-recoverable robbery loss. Although noninterest expenses increased significantly as a result of the merger and integration costs related to the acquisition of Landmark, the Company expects that the efficiencies realized from this acquisition will more than offset the increased costs and expenses going forward.

        Below is more analysis and further breakdown of the $3.4 million increase in noninterest expenses between December 31, 2006 and 2007:

        Salary and benefits expense increased from $6.1 million in 2006 to $7.5 million in 2007. The number of full-time equivalent employees increased from 77 at December 31, 2006 to 107 at December 31, 2007, including the addition of 20 new permanent staff positions as a result of the Landmark acquisition. Nonrecurring salary and benefit expense related to temporary positions to assist in the merger and related systems conversion of Landmark totaled approximately $106,000.

        Occupancy and equipment expense increased 53%, from $1.5 million in 2006 to $2.3 million in 2007, which includes the addition of two branch office locations from Landmark beginning in July 2007. Additionally, during the third quarter of 2007, the Company relocated three of its other six offices: the East County branch office was relocated to a larger, permanent location from its existing temporary facility; and the Golden Triangle Branch Office and the Headquarters Office were relocated and consolidated at a larger facility. As a result of these relocations, nonrecurring expenses of approximately $117,000 were incurred related to writing off remaining lease obligations on vacated premises.

        Other operating expenses increased from $2.4 million in 2006 to $3.6 million in 2007 including increases in data processing expenses, professional fees, FDIC insurance assessments and office and administrative expenses. A portion of this increase is attributable to the growth of the Company, including the Landmark acquisition and the amortization of the related core deposit intangible, which totaled $98,000 in 2007. Furthermore, nonrecurring expenses totaling approximately $224,000 associated with moving three offices, running two data processing systems (after the merger, but prior to system conversion), extraordinary printing costs associated with the merger, various legal costs, and a non-recoverable robbery loss contributed to the increase in other operating expenses.

INCOME TAXES

        During 2007, the Company recognized income tax expense of $1.7 million compared to $2.2 million for 2006. The decrease in total income tax expense is attributable to the decrease in income before income taxes; total income tax expense as a percentage of income before taxes was 41.4% in 2007 and 40.8% in 2006. See also Note F, Income Taxes, to the Financial Statements for more information.

CONTRACTUAL OBLIGATIONS

        See Note D, Premises and Equipment included in "Item 8—Financial Statements and Supplementary Data."

OFF-BALANCE SHEET ARRANGEMENTS

        The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit totaling $104.4 million at December 31, 2007 and $90.8 million as of December 31, 2006.

        The Company leases its facilities under non-cancellable operating leases and routinely enters contracts for services to be provided over extended future periods, which may contain penalty clauses for the early termination of the contracts.

        In addition, the Company is a member of The Federal Home Loan Bank of San Francisco and, as such, is offered wholesale credit products and services, which provide the Company access to funds that help the Company meet the borrowing needs of its customers. For additional information regarding the Company's off-balance sheet arrangements, see Notes D, G and H to the Financial Statements included in "Item 8, Financial Statements and Supplementary Data," below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        This form 10-K is based on the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The process of preparing these financial statements requires management to make difficult, subjective or complex judgments that could have a material effect on the Company's financial condition and results of operations and may change in future periods. A critical accounting policy is defined as one that is material to the presentation of the Company's financial statements. A summary of significant accounting policies is presented in Note A of the Financial Statements found in "Item 8- Financial Statements and Supplementary Data," below. Management believes that the following are critical accounting policies.

        Use of Estimates in the Preparation of Financial Statements.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Note A to the Financial Statements describes the significant accounting policies used in the preparation of the Financial Statements.

        Loans.    Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

        Allowance for Loan Losses.    The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

        Stock-Based Compensation.    In December 2004, Financial Accounting Standards Board revised Statement of Financial Accounting Standard 123 and issued it under its new name, "Share-Based Payment" (the "Statement"). The Statement eliminates the alternative to use APB Opinion 25's intrinsic value method of accounting. Instead, the Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.

        The Bank adopted SFAS No. 123 (R) on January 1, 2006 using the "modified prospective method." Under this method compensation expense is recognized using the fair-value method for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled after January 1, 2006 and prior periods are not restated. In addition, the unvested portion of previously awarded options outstanding as of January 1, 2006 will also be recognized as expense over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS No. 123 (R). See Note A, Summary of Significant Accounting Policies included in "Item 8—Financial Statements and Supplementary Data."

        Goodwill and Other Intangibles.    Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and other documents that we incorporate by reference into this report contain forward-looking statements concerning the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, including statements that include the words "may," "could," "should," "would," "believe," "expect," "will," "shall," "anticipate," "estimate," "propose," "continue," "predict," "intend," "plan" and similar expressions. These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions, including those described in this annual report and the other documents that are incorporated by reference herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

        In connection with the safe harbors created by Section 21E of the Exchange Act and the provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company's control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include, but are not limited to, the following:

  •
  The factors described in Item 1A—Risk Factors of this Annual Report on Form 10-K.

  •
  The expected cost savings and accretive effect to earnings resulting from the merger of our wholly-owned subsidiary, 1st Pacific Bank of California with Landmark National Bank, effective July 1, 2007.

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

  •
  Risks of loss of funding of Small Business Administration ("SBA") loan programs, or changes in those programs.

  •
  Credit risks of commercial, SBA, real estate, consumer and other lending activities, including risks related to changes in the values of real estate and other security for loans.

  •
  Risks associated with concentrations, including commercial real estate loans, in the loan portfolio.

  •
  Lack of take-out financing or problems with sales or lease-up with respect to our construction and land development loans.

  •
  Changes in federal and state banking and financial services laws and regulations.

  •
  Competitors in our market area with greater financial resources than us.

  •
  Competitors in our market area of similar size, with similar business plans and/or offering similar services.

  •
  Risks of sudden changes in interest rates, especially with respect to our increasing real estate loan portfolios.

  •
  Our ability to develop competitive new products and services and the acceptance of those products and services by targeted customers and, when required, regulators.

  •
  Our ability to securely and effectively implement new technology (including Internet services) for both the delivery of services and internal operations.

  •
  The willingness of customers to substitute competitors' products and services for our products and services and vice versa.

  •
  Changes in consumer and business spending and savings habits.

  •
  Unanticipated regulatory or judicial proceedings.

  •
  The loss of significant customers.

  •
  The risk and cost resulting from the opening of one or more new offices and adding employees.

  •
  The loss of executives or key employees.

  •
  Credit quality deterioration among our current or future customers that could cause an increase in the provision for loan losses.

  •
  Dividend restrictions.

  •
  Increased regulation of the securities markets, including the securities of 1st Pacific Bancorp, whether pursuant to the Sarbanes-Oxley Act of 2002 or otherwise.

  •
  Other internal and external developments that could materially impact our operational and financial performance.

        Investors and other readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date of the statement. Actual results may differ materially from what is expected. The Company undertakes no obligation, unless required by law, to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk for the Company is primarily derived from the exposure to interest rate risk. Other types of market risk, such as foreign currency exchange risk, commodity price risk and equity price risk, are not significant in the normal course of the Company's operations. Furthermore, the Company has not entered into any significant market risk sensitive instruments for trading purposes.

        One of the objectives of the Company's asset/liability strategy is to manage interest rate risks to ensure the safety and soundness of the Company's capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to shareholders. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income and to profit from favorable market opportunities.

        To manage interest rate risk, the Company performs a gap analysis, which is a method of analyzing exposure to interest rate risk, by measuring the ability of the Company to reprice its interest rate sensitive assets and liabilities. In addition to gap analysis, the Company estimates the effect of changing interest rates on its net interest income using the repricing and maturity characteristics of its assets and liabilities and the estimated effects on yields and costs of those assets and liabilities. Based on the gap analysis and the Company's assessment of its exposure to interest rate risk, the Company is "asset sensitive." In general, "asset sensitive" means that, over time, the Company's assets will reprice faster than its liabilities. In a rising interest rate environment, net interest income can be expected to increase and, in a declining interest rate environment, net interest income can be expected to decrease. During a declining rate environment, the Company's interest rate risk exposure is somewhat mitigated by floor rates built into loan contracts.

        Using the Company's current interest rate risk model, the Company estimates the following changes in its net interest income assuming different interest rate shocks to the Federal Funds rate as of December 31, 2007:

Projected Shock to Federal Funds Rate	Estimated Change in Net Interest Income	Percentage Change in Net Interest Income
+200 bp	$666,000	3.5%
+100 bp	$297,000	1.5%
-200 bp	$(334,000)	(1.7)%
-100 bp	$(568,000)	(3.0)%

        Information concerning market risk is also contained in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by this Item 8 are set forth at the pages indicated on the Index to Financial Statements included in this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

        Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

        The management of 1st Pacific Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, (iii) provide reasonable assurance that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company, and (iv) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Management has assessed the Company's internal control over financial reporting as of December 31, 2007. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework issued by the Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

        There have been no significant changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting. Inherent limitations exist in any system of internal control including the possibility of human error and the potential of overriding controls. Even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. The effectiveness of an internal control system may also be affected by changes in conditions.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to the sections entitled "Proposal 1—Election of Directors" and "Board of Directors and Committees" in the Company's definitive proxy statement for its 2008 annual meeting of shareholders. The proxy statement is to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year covered by this annual report.

Code of Ethics

        The Company has adopted a code of ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Banking Officer and senior managers, a copy of which is available on the Company's website at www.1stpacbank.com.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its 2008 annual meeting of shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2008 annual meeting of shareholders.

Securities Authorized for Issuance Under Equity Compensation Plan

        Our shareholders have approved each of the Second Amended and Restated 2000 Stock Option Plan of 1st Pacific Bank of California (the "2000 Plan"), under which eligible participants could receive stock options as designated by our board of directors, and the 1st Pacific Bancorp 2007 Omnibus Stock Incentive Plan (the "Omnibus Plan"), under which we have the ability to grant other types of equity awards to eligible participants besides stock options. The aggregate number of shares of our common stock that may be issued pursuant to awards granted under the Omnibus Plan is 400,000.

        The following table sets forth certain information as of December 31, 2007, with respect to compensation plans under which our shares of common stock were issuable as of that date. We have no equity compensation plans that have not been approved by our shareholders.

EQUITY COMPENSATION PLAN INFORMATION
AT DECEMBER 31, 2007

Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column 1)
993,866	$8.66	542,110

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to the sections entitled "Transactions With Related Persons" and "Other Material Transactions" in the Company's definitive proxy statement for its 2008 annual meeting of shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the section entitled "Independent Public Accountants" in the Company's definitive proxy statement for its 2008 annual meeting of shareholders.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization and Merger by and between 1st Pacific Bancorp, PBC Merger Company and 1st Pacific Bank of California dated as of November 7, 2006, incorporated by reference to Exhibit 2 to 1st Pacific Bancorp's Registration Statement on Form S-4EF filed on November 9, 2006.
2.2
Agreement and Plan of Reorganization and Merger dated February 22, 2007, by and among 1st Pacific Bancorp, 1st Pacific Bank of California and Landmark National Bank incorporated by reference to Exhibit 10.2 to 1st Pacific Bancorp's report on Form 8-K filed February 23, 2007.
3.1	Articles of Incorporation of 1st Pacific Bancorp incorporated by reference to Exhibit 3.1 to 1st Pacific Bancorp's Registration Statement on Form S-4EF filed on November 9, 2006.
3.2	Bylaws of 1st Pacific Bancorp incorporated by reference to Exhibit 3.2 to 1st Pacific Bancorp's Registration Statement on Form S-4EF filed on November 9, 2006.
4.1	Specimen form of Certificate for 1st Pacific Bancorp Common Stock incorporated by reference to Exhibit 4 to 1st Pacific Bancorp's Registration Statement on Form S-4EF filed on November 9, 2006.
4.2†
Second Amended and Restated 2000 Stock Option Plan of 1st Pacific Bank of California, as amended by Amendment No. 1, incorporated by reference to Exhibit 4.1 to 1st Pacific Bancorp's Registration Statement on Form S-8 filed February 21, 2007.
4.3†	1st Pacific Bancorp 2007 Omnibus Stock and Incentive Plan, incorporated by reference to Exhibit 4.3 to 1st Pacific Bancorp's report of Form 8-K filed April 10, 2007.

10.1
Shopping Center Lease, dated November 1, 1999, among 95 College Plaza, Ltd., 1st Pacific Bank of California and La Jolla Association (3500 College Boulevard, Oceanside, California), incorporated by reference to Exhibit 10.4 to 1st Pacific Bancorp's report on Form 10-K filed March 23, 2007.
10.2
First Amendment to Shopping Center Lease, dated November 17, 2004, among 95 College Plaza, Ltd., 1st Pacific Bank of California and La Jolla Association (3500 College Boulevard, Oceanside, California), incorporated by reference to Exhibit 10.5 to 1st Pacific Bancorp's report on Form 10-K filed March 23, 2007.
10.3
Lease dated April 15, 2003, between Griffin Properties, LLC and 1st Pacific Bank of California (8889 Rio San Diego Drive, San Diego, California), incorporated by reference to Exhibit 10.6 to 1st Pacific Bancorp's report on Form 10-K filed March 23, 2007.
10.4
First Amendment to Lease Agreement dated July 25, 2003, between Griffin Properties, LLC and 1st Pacific Bank of California (8889 Rio San Diego Drive, San Diego, California), incorporated by reference to Exhibit 10.7 to 1st Pacific Bancorp's report on Form 10-K filed March 23, 2007.
10.5
Lease dated September 30, 2004, between Legacy Sabre Springs, LLC and 1st Pacific Bank of California (13500 Evening Creek Drive North, Suite 100, San Diego, California), incorporated by reference to Exhibit 10.9 to 1st Pacific Bancorp's report on Form 10-K filed March 23, 2007.
10.6
Amendment No. 1 to Lease dated January 27, 2005, between Kilroy Realty, L.P., a Delaware Limited Partnership, Kilroy Realty Corporation, a Maryland Corporation, General Partner and 1st Pacific Bank of California (13500 Evening Creek Drive North, Suite 100, San Diego, California), incorporated by reference to Exhibit 10.10 to 1st Pacific Bancorp's report on Form 10-K filed March 23, 2007.
10.7
Indenture Agreement between 1st Pacific Bank of California and Wilmington Trust Company, as Trustee, dated March 31, 2005, for Floating Rate Junior Subordinated Debentures Due 2020, incorporated by reference to Exhibit 10.11 to 1st Pacific Bancorp's report on Form 10-K filed March 23, 2007.
10.8†
Employment Agreement, effective as of November 17, 2006, by and between 1st Pacific Bank of California and James H. Burgess, incorporated by reference to Exhibit 10.12 to 1st Pacific Bancorp's report on Form 10-K filed March 23, 2007.
10.9†
Form of Indemnification Agreement entered into by and between 1st Pacific Bank of California and each of its directors and officers, incorporated by reference to Exhibit 10.13 to 1st Pacific Bancorp's report on Form 10-K filed March 23, 2007.
10.10†	1st Pacific Bank of California Incentive Compensation Plan—Senior Management, incorporated by reference to Exhibit 10.14 to 1st Pacific Bancorp's report on Form 10-K filed March 23, 2007.
10.11
Lease dated August 11 2006, among AMJ Properties, LLC, and 1st Pacific Bank of California (343 East Main Street, El Cajon, California), incorporated by reference to Exhibit 10.14 to 1st Pacific Bancorp's report on Form 10-K filed March 23, 2007.
10.12
Standard Office Lease by and between Arden Realty Limited Partnership and 1st Pacific Bank of California dated February 5, 2007, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp's report on Form 8-K filed February 13, 2007.

10.13	Form of Landmark Director-Shareholder's Agreement, each dated February 22, 2007, incorporated by reference to Exhibit 10.3 to 1st Pacific Bancorp's report on Form 8-K filed February 23, 2007.
10.14
Landmark Director-Shareholder's Agreement dated February 22, 2007, between 1st Pacific Bancorp and 1st Pacific Bank of California on one hand and F.J. "Rick" Mandelbaum, incorporated by reference to Exhibit 10.4 to 1st Pacific Bancorp's report on Form 8-K filed February 23, 2007.
10.15	Form of Affiliates Agreement, each dated February 22, 2007, incorporated by reference to Exhibit 10.6 to 1st Pacific Bancorp's report on Form 8-K filed February 23, 2007.
10.16
Standard Office Lease dated January 9, 2003 among Kavenish Ivanhoe, Ltd. LP and Landmark National Bank (7817 Ivanhoe, Suite 100, La Jolla, California), incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp's report on form 10-Q filed November 14, 2007.
10.17
Standard Office Lease dated August 15, 2001 among Solana Beach Holdings, LP and Landmark National Bank (937 Lomas Santa Fe Drive, Solana Beach, California), incorporated by reference to Exhibit 10.2 to 1st Pacific Bancorp's report on form 10-Q filed November 14, 2007.
10.18†
Employment Agreement, effective as of November 8, 2007, by and between 1st Pacific Bank of California and A. Vincent Siciliano, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp's report on Form 8-K filed November 15, 2007.
10.19†
Employment Agreement, effective as of December 21, 2007, by and between 1st Pacific Bank of California and Richard H. Revier, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp's report on Form 8-K filed December 28, 2007.
10.20†
Employment Agreement, effective as of December 21, 2007, by and between 1st Pacific Bank of California and Larry Prosi, incorporated by reference to Exhibit 10.2 to 1st Pacific Bancorp's report on Form 8-K filed December 28, 2007.
10.21†
First Amendment to Employment Agreement, effective as of December 21, 2007, by and between 1st Pacific Bank of California and James H. Burgess, incorporated by reference to Exhibit 10.3 to 1st Pacific Bancorp's report on Form 8-K filed December 28, 2007.
10.22†	Senior Executive Bonus Plan dated November 15, 2007, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp's report on Form 8-K filed November 15, 2007.
10.23
Declaration of Trust of FPBN Trust I, dated as of June 28, 2007, among 1st Pacific Bancorp, as sponsor, the California and institutional trustee named therein, and the administrators names therein, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp's report on Form 10-K filed July 5, 2007.
10.24
Indenture, dated as of June 28, 2007, between 1st Pacific Bancorp, as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2037, incorporated by reference to Exhibit 10.2 to 1st Pacific Bancorp's report on Form 10-K filed July 5, 2007.
10.25
Guarantee Agreement, dated as of June 28, 2007, between 1st Pacific Bancorp and the guarantee trustee named therein, incorporated by reference to Exhibit 10.3 to 1st Pacific Bancorp's report on Form 10-K filed July 5, 2007.
21.1	List of subsidiaries of 1st Pacific Bancorp, incorporated by reference to 1st Pacific Bancorp's report of Form 10-K filed March 23, 2007.

23.1*	Consent of Vavrinek, Trine, Day & Co. LLP.
24	Power of Attorney (incorporated by reference to the signature page to this Form 10-K)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
See (a)3 above.

(c)
See (a)1 above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2008	1st PACIFIC BANCORP
	By:	/s/ A. VINCENT SICILIANO A. Vincent Siciliano President & Chief Executive Officer
	By:	/s/ JAMES H. BURGESS James H. Burgess Executive Vice President & Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints A. Vincent Siciliano and James H. Burgess, and each of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Title	Date

/s/ A. VINCENT SICILIANO A. Vincent Siciliano	President, Chief Executive Officer, Director (principal executive officer)	March 28, 2008
/s/ JAMES H. BURGESS James H. Burgess	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	March 28, 2008
/s/ ROBERT P. CANGE Robert P. Cange	Director	March 28, 2008

/s/ RONALD J. CARLSON Ronald J. Carlson	Director	March 28, 2008
/s/ ALBERT COLUCCI Albert Colucci	Director	March 28, 2008
/s/ JAMES G. KNIGHT James G. Knight	Director	March 28, 2008
/s/ SUSAN LEW Susan Lew	Director	March 28, 2008
Albert Logan	Director	March 28, 2008
Christopher Scripps McKellar	Director	March 28, 2008

1ST PACIFIC BANCORP

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
1st Pacific Bancorp and Subsidiary

        We have audited the accompanying consolidated statements of financial condition of 1st Pacific Bancorp and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three years ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Pacific Bancorp and Subsidiary as of December 31, 2007 and 2006, and the results of its operations and cash flows for the three years ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California
February 29, 2008

1st PACIFIC BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and Due from Banks	$6,397,189	$9,098,939
Federal Funds Sold	11,160,000	20,985,000

TOTAL CASH AND CASH EQUIVALENTS	17,557,189	30,083,939
Investment Securities Available for Sale	23,746,429	8,998,338
Loans:
Construction and Land Development	125,661,143	116,389,134
Real Estate—Commercial and Residential	120,530,541	81,130,349
Commercial	77,581,769	52,796,722
SBA	15,880,428	19,883,247
Consumer	10,164,841	5,066,085

TOTAL LOANS	349,818,722	275,265,537
Allowance for Loan Losses	(4,516,625)	(3,251,002)

NET LOANS	345,302,097	272,014,535
Federal Reserve, FHLB and Bankers' Bank Stock, at Cost	3,184,200	2,086,850
Premises and Equipment	4,094,785	1,604,318
Goodwill and Other Intangible Assets	11,906,536	—
Accrued Interest and Other Assets	8,856,089	3,676,110

	$414,647,325	$318,464,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-Bearing Demand	$73,366,761	$46,099,133
NOW Interest-Bearing Checking	16,344,597	13,323,197
Savings and Money Market Accounts	98,639,209	87,783,374
Time Deposits Under $100,000	32,500,598	20,617,162
Time Deposits $100,000 and Over	124,510,442	94,015,104

TOTAL DEPOSITS	345,361,607	261,837,970
Subordinated Debt and Other Borrowings	20,155,000	29,010,000
Accrued Interest and Other Liabilities	4,156,771	1,679,865

TOTAL LIABILITIES	369,673,378	292,527,835
Commitments and Contingencies—Notes D and G
Shareholders' Equity:
Common Stock—10,000,000 Shares Authorized, No Par Value; Shares Issued and Outstanding: 4,944,443 in 2007 and 3,889,692 in 2006	37,028,186	20,637,080
Additional Paid-in Capital	350,511	104,915
Retained Earnings	7,649,040	5,183,859
Accumulated Other Comprehensive Income (Loss), Net of Taxes	(53,790)	10,401

TOTAL SHAREHOLDERS' EQUITY	44,973,947	25,936,255

	$414,647,325	$318,464,090

The accompanying notes are an integral part of these consolidated financial statements.

1st PACIFIC BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
INTEREST INCOME
Interest and Fees on Loans	$27,241,609	$22,435,495	$16,021,950
Interest on Investment Securities	951,054	374,560	236,334
Interest on Federal Funds Sold and Other	1,008,764	649,660	436,525

TOTAL INTEREST INCOME	29,201,427	23,459,715	16,694,809
INTEREST EXPENSE
Interest on NOW, Savings and Money Market Accounts	3,978,053	2,714,586	1,827,233
Interest on Time Deposits	6,769,382	4,848,524	2,008,048
Interest on Borrowings	1,212,927	653,812	290,039

TOTAL INTEREST EXPENSE	11,960,362	8,216,922	4,125,320

NET INTEREST INCOME	17,241,065	15,242,793	12,569,489
Provision for Loan Losses	338,000	444,000	552,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,903,065	14,798,793	12,016,989
NONINTEREST INCOME
Service Charges, Fees and Other Income	576,844	395,676	325,244
Gain on Sale of Investment Securities	3,411	—	—
Brokered Loan Fees and Gain on Loan Sales	129,283	142,762	165,963

	709,538	538,438	491,207
NONINTEREST EXPENSE
Salaries and Employee Benefits	7,459,716	6,075,991	5,072,754
Occupancy and Equipment Expense	2,337,517	1,536,809	1,352,077
Marketing and Business Promotion	649,786	591,434	587,679
Data Processing	1,092,885	717,034	637,624
Professional and Regulatory Fees	837,431	428,325	381,520
Office and Administrative Expenses	973,024	601,350	487,458
Other Miscellaneous Expenses	51,262	21,817	12,650

	13,401,621	9,972,760	8,531,762

INCOME BEFORE INCOME TAXES	4,210,982	5,364,471	3,976,434
Income Tax Expense	1,745,801	2,188,953	1,626,300

NET INCOME	$2,465,181	$3,175,518	$2,350,134

NET INCOME PER SHARE—BASIC	$0.56	$0.82	$0.61

NET INCOME PER SHARE—DILUTED	$0.52	$0.76	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

1st PACIFIC BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

	Common Stock
						Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Comprehensive Income
Balance, January 1, 2005	3,819,920	$20,058,779	$—	$(341,793)		$(20,151)
Exercise of Stock Options and Warrants, Including Tax Benefits of $45,500	29,620	202,693
Comprehensive Income:
Net Income				2,350,134	$2,350,134
Unrecognized Loss in Investment Securities Available for Sale, Net of Taxes of $14,255					(20,513)	(20,513)
Add Reclassification of Loss Included in Net Income, Net of Taxes of $843					1,213	1,213

Total Comprehensive Income					$2,330,834

Balance, December 31, 2005	3,849,540	20,261,472	—	2,008,341		(39,451)
Stock-Based Compensation			104,915
Exercise of Stock Options, Including Tax Benefits of $142,600	40,152	375,608
Comprehensive Income:
Net Income				3,175,518	$3,175,518
Unrecognized Gain in Investment Securities Available for Sale, Net of Taxes of $34,643					49,852	49,852

Total Comprehensive Income					$3,225,370

Balance, December 31, 2006	3,889,692	20,637,080	104,915	5,183,859		10,401
Stock-Based Compensation			245,596
Exercise of Stock Options, Including Tax Benefits of $87,300	56,971	503,262
Shares and Substituted Warrants Issued in Purchase of Landmark National Bank	1,000,180	15,926,244
Shares Repurchased upon Exercise of Dissenters' Rights	(2,400)	(38,400)
Comprehensive Income:
Net Income				2,465,181	$2,465,181
Unrecognized Loss in Investment Securities Available for Sale, Net of Taxes of $43,209					(62,179)	(62,179)
Add Reclassification of Gain Included in Net Income, Net of Taxes of $1,399					(2,012)	(2,012)

Total Comprehensive Income					$2,400,990

Balance, December 31, 2007	4,944,443	$37,028,186	$350,511	$7,649,040		$(53,790)

The accompanying notes are an integral part of these consolidated financial statements.

1st PACIFIC BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
OPERATING ACTIVITIES
Net Income	$2,465,181	$3,175,518	$2,350,134
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for Loan Losses	338,000	444,000	552,500
(Gain) Loss on Sale of Securities	(3,411)	—	2,056
Stock-Based Compensation	245,596	104,915	—
Depreciation and Amortization	699,632	487,027	378,098
Deferred Income Tax Expense (Benefit)	258,000	(245,300)	(246,800)
Other Items	(1,513,289)	(211,496)	230,803

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,489,709	3,754,664	3,266,791
INVESTING ACTIVITIES
Purchases of Investment Securities	(8,834,243)	(7,261,146)	—
Maturities and Sales of Investment Securities	7,929,748	1,492,924	2,759,730
Change in Equity Securities	393,650	(471,350)	(392,300)
Net Change in Loans	(2,312,418)	(44,885,345)	(41,838,644)
Cash paid for Acquisition of Landmark	(9,374,764)	—	—
Cash and Cash Equivalents Acquired from Landmark	5,417,390	—	—
Purchases of Premises and Equipment	(1,570,197)	(499,121)	(688,616)

NET CASH USED BY INVESTING ACTIVITIES	(8,350,834)	(51,624,038)	(40,159,830)
FINANCING ACTIVITIES
Net Increase (Decrease) in DDA and Savings	(17,044,070)	1,573,650	21,053,850
Net Increase in Time Deposits	18,768,583	23,055,908	35,863,589
Proceeds from Debt Issuance	5,155,000	—	5,000,000
Increase (Decrease) in Short-Term Borrowings	(14,010,000)	24,010,000	(9,000,000)
Repurchases of Stock	(38,400)	—	—
Stock Options Exercised	503,262	375,608	157,193

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(6,665,625)	49,015,166	53,074,632

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,526,750)	1,145,792	16,181,593
Cash and Cash Equivalents at Beginning of Period	30,083,939	28,938,147	12,756,554

CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,557,189	$30,083,939	$28,938,147

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$11,814,960	$7,970,434	$3,907,834
Taxes Paid	$1,345,000	$2,680,000	$1,642,983

The accompanying notes are an integral part of these consolidated financial statements.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        On January 16, 2007, 1st Pacific Bancorp (the "Company") acquired 100% of the outstanding shares of common stock of 1st Pacific Bank of California (the "Bank") which were converted into an equal number of shares of common stock of 1st Pacific Bancorp. There was no cash involved in the transaction. The reorganization was accounted for like a pooling of interests and the consolidated financial statements contained herein have been restated to give full effect to this transaction.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

        The Company is a California corporation incorporated on August 4, 2006 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Bank is a wholly-owned bank subsidiary of the Company and was incorporated in California on April 17, 2000. The Bank is a California corporation licensed to operate as a commercial bank under the California Banking Law by the California Department of Financial Institutions (the "DFI"). In accordance with the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation (the "FDIC") insures the deposits of the Bank. The Bank is a member of the Federal Reserve System.

        The Company is organized as a single operating segment and operates seven full-service branch offices, three in San Diego, California, one in Oceanside, California, one in El Cajon, California, one in Solana Beach, California, one in La Jolla, California. The Company's primary source of revenue is derived from providing loans and deposits to its customers, who are predominately small and middle-market businesses and professionals in San Diego County.

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

Cash and Due from Banks

        Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank was in compliance with all reserve

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

requirements as of December 31, 2007. The Bank maintains amounts due from banks, which exceed federally insured limits; the Bank has not experienced any losses in such accounts.

Investment Securities

        Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

        Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders' equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

        Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers: the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

        The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, generally when past due 90 days based on the contractual terms of the loan. Interest income is subsequently recognized only to the extent cash payments are received. For impairment recognized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for credit losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for credit losses that otherwise would be reported.

Allowance for Loan Losses

        The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

        The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified doubtful, substandard and special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Advertising Costs

        The Company expenses the costs of advertising in the year incurred.

Income Taxes

        Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carry-forwards depends on having sufficient taxable income of an appropriate character within the carry-forward periods.

Accounting for Uncertainty in Income Taxes

        The Company has adopted Financial Accounting Standards Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Management believes that all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

        In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note G. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

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

        The number of weighted average shares outstanding used to calculate basic and diluted EPS for the years ended 2007, 2006 and 2005 were as follows:

Calculation Type	2007	2006	2005
Basic EPS	4,405,191	3,865,330	3,840,596
Diluted EPS	4,715,218	4,193,154	4,183,787

        At December 31, 2007, the Company had 420,712 of potentially dilutive securities that were outstanding but excluded from the calculation of diluted EPS as the effects are anti-dilutive.

Goodwill and Other Intangibles

        Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Investment in Trust

        On June 28, 2007, the Company completed a private placement of $5.0 million in aggregate principal amount of floating rate preferred securities (the "Trust Preferred Securities") through a newly formed Delaware trust affiliate, FPBN Trust I (the "Trust"). The Company purchased a 3% minority interest in the Trust. The balance of the equity of the Trust is comprised of mandatorily redeemable preferred securities. The Company accounts for its investment in the Trust using the equity method under which the subsidiaries net earnings are recognized in the Bancorp's statement of income, pursuant to Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51."

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Pursuant to FIN 46, the Trust is not consolidated into the Company's financial statements. The Federal Reserve Board has ruled that subordinated notes payable to unconsolidated special purpose entities ("SPE's") such as the Trust, net of the bank holding company's investment in the SPE, qualify as Tier 1 Capital, subject to certain limits.

Disclosure about Fair Value of Financial Instruments

        SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Company's estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.

        However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Stock-Based Compensation Plans

        The Bank has adopted SFAS No. 123(R) "Shared-Based Payment." This Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost is recognized over the period in which an employee is required to provide services in exchange for the award, generally the vesting period.

Change in Accounting Principle

        The Company adopted SFAS No. 123(R) on January 1, 2006 using the "modified prospective method." Under this method compensation expense is recognized using the fair-value method for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled after January 1, 2006 and prior periods are not restated. In addition, the unvested portion of previously awarded options outstanding as of January 1, 2006 will also be recognized as expense over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS No. 123(R). The fair value of each grant is estimated using the Black-Scholes option-pricing model. As a result of adopting SFAS No. 123(R), the Company recognized pre-tax stock based compensation expense of $246,000 and $105,000 during 2007 and 2006, respectively, which resulted in a reduction of net income of $154,000, or $0.03 per share, in 2007 and $74,000, or $0.02 per share in 2006.

        Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. All of the Company's stock option grants included exercise prices equal to the Company's current market price per share; accordingly, no compensation expense was reported using the intrinsic value method of APB Opinion No. 25.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123(R), the Company's net income and income per share for 2005 would have changed to the pro forma amounts indicated below:

2005
Net Income:
As Reported	$2,350,134
Stock-Based Compensation using Instrinsic Value Method	—
Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123(R)	(532,719)

Pro Forma Net Income	$1,817,415

Basic Net Income Per Share:
As Reported	$0.61
Pro Forma	$0.47
Diluted Net Income Per Share:
As Reported	$0.56
Pro Forma	$0.43

        During November 2005, the Company accelerated the vesting of all unexpired outstanding stock options that would otherwise have vested at various times during the two years ending December 31, 2007 (the "accelerated vesting period"). Of the total options outstanding at that time, vesting was accelerated on approximately 128,000 options that were scheduled to vest at various times during the accelerated vesting period. This action did not affect options that would have already vested by December 31, 2005, which totaled approximately 585,000. With the consent of the individual optionees, any such options exercised during the accelerated vesting period will be restricted and subject to a holding period through the date on which the options would have been permitted to be exercised under the option's original vesting terms.

        The decision to accelerate the vesting of these stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company's adoption of SFAS 123(R). As a result of the acceleration of the vesting of these options, approximately $338,000, net of tax benefits, is reflected in pro forma income disclosure above in 2005 under SFAS 123(R) and will not result in a future expense in the statement of operations.

Comprehensive Income

        The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the disclosure of comprehensive income and its components. Changes in unrealized gain or loss on available-for-sale securities, net of taxes, are the only components of other comprehensive income for the Company.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," effective for the Company January 1, 2008. This Statement defines fair value, established a framework for measuring

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value, and expands disclosures about fair value measurements. This statement established a fair value hierarchy that distinguishes between valuations obtained form sources independent of the entity and those from the entity's own observable inputs that are not corroborated by observable market data. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value, and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earning or changes in net assets for the period. The Company is currently assessing the impact of this guidance on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the financial impact this Statement will have on the statement of financial condition or results of operations.

Reclassifications

        Certain amounts have been reclassified in the 2006 and 2005 financial statements to conform to the 2007 financial statement presentation. The presentation of the 2006 financial statements has been changed to show the effect of the bank holding company reorganization and reflects consolidation of holding company assets of $19,000 and net loss of $26,000 for the period ending December 31, 2006.

NOTE B—INVESTMENT SECURITIES

        Debt and equity securities have been classified in the statements of condition according to management's intent. The carrying amount of securities and their approximate fair values at December 31 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:
December 31, 2007
Corporate Debt Securities	$9,895,810	$20,292	$(259,040)	$9,657,062
Government-Sponsored Agency Securities	1,995,670	2,636	(24)	1,998,282
Agency Mortgaged-Backed Securities	11,946,120	149,381	(4,415)	12,091,085

	$23,837,600	$172,309	$(263,479)	$23,746,429

December 31, 2006
Corporate Debt Securities	$3,958,200	$26,675	$—	$3,984,875
Agency Mortgaged-Backed Securities	5,022,509	30,118	(39,164)	5,013,463

	$8,980,709	$56,793	$(39,164)	$8,998,338

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B—INVESTMENT SECURITIES (Continued)

        Investment securities in a temporary unrealized loss position as of December 31, 2007 and 2006 are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

	Less than 12 months		12 months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007
Corporate Debt Securities	$6,653,645	$259,040	$—	$—	$6,653,645	$259,040
Government-Sponsored Agency Securities	499,531	24	—	—	499,531	24
Agency Mortgaged-Backed Securities	490,926	4,119	102,288	296	593,214	4,415

	$7,644,102	$263,183	$102,288	$296	$7,746,390	$263,479

December 31, 2006
Corporate Debt Securities	$—	$—	$—	$—	$—	$—
Agency Mortgaged-Backed Securities	—	—	2,031,281	39,164	2,031,281	39,164

	$—	$—	$2,031,281	$39,164	$2,031,281	$39,164

        All agency mortgage-backed securities, including the one agency mortgage-backed security at December 31, 2007 with an unrealized loss impairment of $296 that had been in an unrealized loss position for more than twelve months, are guaranteed by the federal government or a government-sponsored agency. As of December 31, 2007, based on the nature of these investments and as management has the ability to hold the debt securities for the foreseeable future, these unrealized losses were not considered other-than-temporary.

        The scheduled maturities of securities available for sale at December 31, 2007 were as follows. Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in One Year or Less	$2,989,910	$2,962,833
Due from One Year to Five Years	8,901,570	8,692,511
Mortgaged-Backed Securities	11,946,120	12,091,085

	$23,837,600	$23,746,429

        As of December 31, 2007, included in accumulated other comprehensive income is net unrealized losses of $91,170 less deferred tax benefit of $37,380. As of December 31, 2006, included in accumulated other comprehensive income is net unrealized gains of $17,629 less deferred tax liability of $7,228. The Company has pledged $500,000 in investments for the purpose of securing deposits at the Federal Reserve Bank.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B—INVESTMENT SECURITIES (Continued)

        Total proceeds from sales of available-for-sale securities in 2007 were $1,757,424. Gross gains of $3,609 and gross losses of $198 on sales of securities are included in non-interest income. There were no sales in 2006. Total proceeds from sales in 2005 were $499,000 with gross losses of $2,056.

NOTE C—LOANS

        The Company's loan portfolio consists primarily of loans to borrowers within San Diego County, California. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company's market area and, as a result, loan and collateral portfolios are, to some degree, concentrated in those industries.

        A summary of the changes in the allowance for loan losses as of December 31 follows:

	2007	2006	2005
Balance at Beginning of Year	$3,251,002	$2,808,883	$2,264,726
Allowance from Landmark Bank Acquisition	1,025,581	—	—
Additions to the Allowance Charged to Expense	338,000	444,000	552,500
Recoveries on Loans Charged Off	7,088	384	2,873

	4,621,671	3,253,267	2,820,099
Less Loans Charged Off	(105,046)	(2,265)	(11,216)

	$4,516,625	$3,251,002	$2,808,883

        The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon and information pertaining to loans on nonaccrual and certain past due loans as of December 31:

	2007	2006	2005
Recorded Investment in Impaired Loans	$5,492,134	$—	$1,052,300
Related Allowance for Loan Losses	$536,397	$—	$7,427
Average Recorded Investment in Impaired Loans	$3,874,991	$1,229,197	$625,908
Interest Income Recognized for Cash Payments	$82,296	$95,176	$83,652
Total Loans on Nonaccrual	$5,492,134	$—	$1,052,300
Total Loans Past Due 90 Days or More and Still Accruing	$62,092	$—	$—

        The Company has pledged certain loans as collateral for public deposits. These loans totaled $1,093,000 as of December 31, 2007 and $1,057,000 as of December 31, 2006. In addition, as of December 31, 2007, loans totaling $167.5 million were pledged to secure credit facilities available through the Federal Home Loan Bank discussed in Note H.

        Included in total loans are deferred loan fees, net of deferred loan costs, of $261,569 as of December 31, 2007 and $371,605 as of December 31, 2006.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D—PREMISES AND EQUIPMENT

        A summary of premises and equipment as of December 31 follows:

	2007	2006
Furniture, Fixtures, and Equipment	$2,911,270	$1,626,779
Computer Equipment	739,770	635,603
Leasehold Improvements	2,272,456	988,748
Construction in Progress	26,343	28,728

	5,949,839	3,279,858
Less Accumulated Depreciation and Amortization	(1,855,054)	(1,675,540)

	$4,094,785	$1,604,318

        Below is a summary of future lease rental payables under non-cancelable operating lease commitments, including estimated common area charges. The table below includes commitments on existing office leases at December 31, 2007:

2008	$1,792,222
2009	1,831,376
2010	1,768,974
2011	1,773,646
2012	1,439,648
Thereafter	6,672,370

$15,278,236

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

        Total rental expense was approximately $1,262,000 for the year ended December 31, 2007, $725,000 for the year ended December 31, 2006 and $661,000 for the year ended December 31, 2005.

NOTE E—DEPOSITS

        At December 31, 2007, the scheduled maturities of time deposits are as follows:

Due in One Year or Less	$146,192,000
Due from One to Three Years	10,819,000

$157,011,000

        Deposits from executive officers, directors and their related interests with which they are associated held by the Company totaled $4,524,331 at December 31, 2007 and $3,249,246 at December 31, 2006.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F—INCOME TAXES

        The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition at December 31:

	2007	2006
Deferred Tax Assets:
Allowance for Loan Losses Due to Tax Limitations	$1,689,600	$1,194,500
State Franchise Taxes	119,700	183,500
Operating Loss Carry-forwards	2,980,500	—
Purchase Accounting Adjustments	376,400	—
Other Items	262,200	88,500

	5,428,400	1,466,500
Deferred Tax Liabilities:
Deferred Loan Costs	(267,200)	(255,800)
Other Items	(133,200)	(106,200)

	(400,400)	(362,000)
Valuation Allowance	(451,400)	—

Net Deferred Tax Assets	$4,576,600	$1,104,500

        Net operating loss carry-forwards of approximately $7.8 million for Federal income and $7.5 million for California franchise tax purposes were acquired in the acquisition of Landmark and are limited in use to approximately $1,010,000 annually. Federal net operating loss carry-forwards, to the extent not used will expire by 2027. California net operating loss carry-forwards, to the extent not used, will expire by 2017.

        A valuation allowance was established related to the net operating loss carryforwards due to the extended period of time over which it is expected these benefits will be realized. Future benefits realized from a reduction in this valuation allowance will be recognized as a reduction of goodwill.

        The provision for income taxes consists of the following:

	2007	2006	2005
Taxes Currently Payable	$1,487,801	$2,434,253	$1,873,100
Deferred Taxes (Benefits)	258,000	(245,300)	(246,800)

	$1,745,801	$2,188,953	$1,626,300

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F—INCOME TAXES (Continued)

        The principal sources of deferred income taxes and the tax effect of each are as follows:

	2007	2006	2005
Provision for Loan Losses	$(139,100)	$(182,700)	$(247,700)
State Taxes	44,300	(65,200)	(125,400)
Stock Option Expense	(92,100)	—	—
Deferred Compensation	79,600	—	—
Purchase Accounting Basis Adjustments	114,300	200	—
Net Operating Loss Carry-forwards	207,800	—	62,300
Organizational Costs	54,400	—	105,000
Accelerated Depreciation	—	—	(43,700)
Other	(11,200)	2,400	2,700

Net deferred taxes (benefits)	$258,000	$(245,300)	$(246,800)

        As a result of the following items, the total tax expense was different from the amount computed by applying the statutory income tax rate to earnings before income taxes:

	2007		2006		2005
Federal "Expected" Tax	$1,431,700	34.0%	$1,823,900	34.0%	$1,352,000	34.0%
State Franchise Tax, Net	283,000	6.7%	338,000	6.3%	258,000	6.5%
Other	31,101	0.7%	27,053	0.5%	16,300	0.4%

	$1,745,801	41.4%	$2,188,953	40.8%	$1,626,300	40.9%

        The Company is subject to federal income tax and franchise tax of the state of California. Income tax returns for the years ended December 31, 2006, 2005 and 2004 are open to audit by federal authorities and returns for the years ended December 31, 2006, 2005, 2004 and 2003 are open to audit by California state authorities. Unrecognized tax benefits are not expected to significantly increase or decrease within the next twelve months.

NOTE G—COMMITMENTS

        In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the Company's financial statements.

        The Company's exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G—COMMITMENTS (Continued)

        As of December 31, 2007 and 2006, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

	2007	2006
Commitments to Extend Credit	$98,385,000	$87,527,000
Standby Letters of Credit	5,994,000	3,224,000

	$104,379,000	$90,751,000

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management's credit evaluation of the customer. The majority of the Company's commitments to extend credit and standby letters of credit are secured by real estate.

NOTE H—BORROWING ARRANGEMENTS

        The Company may borrow up to $18,500,000 overnight on an unsecured basis from its correspondent banks. In addition, the Company has arranged a credit facility with the Federal Home Loan Bank of San Francisco. Under this credit facility, the Company may borrow up to 25% of its assets subject to providing adequate collateral and fulfilling other conditions of the credit facility. As of December 31, 2007, the Company had $10,000,000 outstanding in two term FHLB advances. One $5.0 million advance has an interest rate of 4.50%, with a final maturity of September 14, 2009 and is callable by the FHLB beginning September 14, 2008 and quarterly thereafter. The remaining $5.0 million advance has an interest rate of 4.31%, with a final maturity of September 13, 2012 and is callable by the FHLB on September 13, 2009.

        On March 31, 2005, the Company issued $5 million in Floating Rate Junior Subordinated Debentures in a private placement offering. This offering was undertaken in order to raise the Company's capital ratios. Under current risk-based capital guidelines, subordinated debentures qualify for Tier 2 capital treatment up to 50% of Tier 1 capital and, therefore, increased the Company's total risk-based capital ratio. The terms of the subordinated debt are: a final maturity of June 15, 2020, a right on behalf of the Company for early redemptions beginning in June, 2010, and an interest rate which floats quarterly based on 3-Month LIBOR plus a spread of 178 basis points. The interest rate on the subordinated debt as of December 31, 2007 was 6.77%.

        On June 28, 2007, the Company completed a private placement of $5.0 million in aggregate principal amount of floating rate preferred securities (the "Trust Preferred Securities") through a newly formed Delaware trust affiliate, FPBN Trust I (the "Trust"). The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of Common Securities to purchase $5,155,000 in aggregate principal amount of the Company's unsecured floating rate junior subordinated debt securities due September 1, 2037 issued by the Company (the "Junior Subordinated Debt Securities"). As of December 31, 2007, the coupon interest rate was 6.52% (3 month LIBOR plus 1.40%) and floats quarterly. The Company shall have the right, subject to regulatory approval, to redeem the debt securities, in whole or from time to time in part, on any interest payment date on or

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H—BORROWING ARRANGEMENTS (Continued)

after September 1, 2012. The net proceeds to the Company from the sale of the Junior Subordinated Debt Securities were used by the Company to fund a portion of the cash consideration in the acquisition of Landmark.

NOTE I—EMPLOYEE BENEFIT PLAN

        The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The Company makes discretionary contributions to the plan. Total contribution expense for the plan was $95,000 in 2007, $73,000 in 2006 and $53,000 in 2005.

NOTE J—STOCK-BASED COMPENSATION PLANS

        The 2000 Stock Option Plan (the "2000 Plan") was approved by the stockholders on April 26, 2001, which makes available options on shares of the Company's common stock for grant to employees, directors and consultants at prices not less than the fair market value of such shares at dates of grant. During 2003 and 2005, the shareholders approved amendments to the 2000 plan increasing the total shares available under the 2000 Plan to 1,145,976. All options under the 2000 Plan shall expire on such date as the Board of Directors may determine, but not later than ten years from the date an option is granted, and generally vest over five years. The 2000 Plan provides for accelerated vesting if there is a change of control. The Company recognized stock-based compensation expense of approximately $105,000 in 2006 and $246,000 in 2007. The related tax benefits were $31,000 and $92,000, for 2006 and 2007, respectively.

        On April 5, 2007, the board of directors of 1st Pacific Bancorp adopted the 1st Pacific Bancorp 2007 Omnibus Stock Incentive Plan (the "Omnibus Plan"). The Omnibus Plan, which also became effective on April 5, 2007, provides that any director, employee or consultant (including any prospective director, employee or consultant) of the Company and any affiliate of the Company shall be eligible to be designated a participant in the Omnibus Plan for purposes of receiving awards. The Board, as administrator of the Omnibus Plan, has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each award, the vesting and exercisability of the awards and the form of consideration payable upon exercise.

        Subject to adjustment in certain circumstances, the aggregate number of shares of the Company's common stock that may be issued pursuant to awards granted under the Omnibus Plan is 400,000. The Omnibus Plan provides for the grant of (i) stock options intended to qualify as ISOs under Section 422 of the Internal Revenue Code to the Company's and its affiliates' employees and (ii) non-statutory stock options ("NSOs"), stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance unit awards, performance share awards and other stock based awards (each, an "Award") to the Company's and its affiliates' directors, employees and consultants. The Company may grant performance units and shares which are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved. The administrator will establish performance goals at its discretion, which, depending on the extent to which they are met, will determine the number and/or value of performance units and performance shares to be paid to the participant. In the event that 1st Pacific Bancorp experiences a "change in control," all outstanding stock options, stock appreciation rights, restricted stock, unrestricted stock and performance shares would become immediately vested.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J—STOCK-BASED COMPENSATION PLANS (Continued)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions presented below:

	2007	2006	2005
Expected Volatility	26.58%	16.90%	33.20%
Expected Term	6.5 Years	6.5 Years	6.5 Years
Expected Dividends	None	None	None
Risk Free Rate	4.23%	4.54%	4.31%
Weighted-Average Grant Date Fair Value	$4.74	$4.36	$5.09

        Although trading in the Company's stock has not been extensive, the stock was quoted on the OTC Bulletin Board and beginning January 3, 2008, began trading on the NASDAQ ® Global Market. The expected volatility is based on historical activity. The expected term represents the estimated average period of time that the options remain outstanding. Since the Company does not have sufficient historical data on the exercise of stock options, the expected term is based on the "simplified" method that measures the expected term as the average of the vesting period and the contractual term. The risk free rate of return reflects the grant date interest rate offered for U.S. Treasury bonds over the expected term of the options.

        The following information and tables present total activity, intrinsic values and unrecognized compensation costs related to the Company's Plans for non-performance based options, performance based options and non-vested stock grants.

Non-Performance Based Options

        A summary of the total non-performance based option activity under the Company's 2000 Plan and Omnibus Plan as of December 31, 2007 and changes during the year then ended is presented below:

Non-Performance Based Options	Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of Year	809,642	$7.32
Granted	161,215	$14.04
Exercised	(56,971)	$7.30
Forfeited and Expired	(18,020)	$11.48

Outstanding at End of Year	895,866	$8.44	6.58 Years	$1,407,000

Options Exercisable	638,092	$6.52	5.65 Years	$2,220,000

        The total intrinsic value of non-performance based options exercised during the years ended December 31, 2007, 2006 and 2005 was $269,000, $347,000 and $158,000, respectively. As of December 31, 2007, there remained $998,000 of total unrecognized compensation cost related to these outstanding stock options that will be recognized over a weighted average period of approximately 2.5 years.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J—STOCK-BASED COMPENSATION PLANS (Continued)

Performance Based Options

        During 2007, the Company granted share based option awards to selected executives. Vesting of these awards is contingent upon meeting company-wide performance goals. Share options under this performance related plan were granted at-the-money, contingently vest over a period of 4 to 5 years, if performance goals are met and have contractual lives of 10 years.

        The fair value of each performance based option granted was estimated on the date of grant using Black-Scholes option valuation model assuming performance goals will be achieved. If such goals are not met, no compensation cost is recognized.

        A summary of the total performance based options issued under the Company's Omnibus Plan as of December 31, 2007 and changes during the year then ended is presented below:

Performance Based Options	Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—	$—
Granted	98,000	10.71
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2007	98,000	$10.71	9.80 Years	$—

Exercisable at December 31, 2007	n/a	n/a	n/a	n/a

        As of December 31, 2007, there remained $382,000 of total unrecognized compensation cost related to the outstanding performance based stock options that will be recognized over a weighted average period of approximately 2.5 years.

Non-Vested Stock Grants

        A summary of the total non-vested stock grant activity under the Company's Omnibus Plan as of December 31, 2007 and changes during the year then ended is presented below:

Non-Vested Stock Grants	Shares Outstanding	Weighted- Average Grant-Date Fair Value
Nonvested at Beginning of Year	—	n/a
Granted	10,000	$11.50
Vested	—	n/a
Forfeited	—	n/a

Nonvested at End of Year	10,000	$11.50

        Total compensation costs recognized related to this grant activity during the year ended 2007 was $28,750. As of December 31, 2007, there remained $86,250 of total unrecognized compensation cost

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J—STOCK-BASED COMPENSATION PLANS (Continued)

related to the non-vested shares that will be recognized over a weighted average period of approximately 3 years.

        During 2005, the Company issued a two-for-one stock split of the Company's common stock. All per share data in the financial statements and footnotes have been adjusted to give retroactive effect of this split.

        In connection with the acquisition of Landmark National Bank, 1st Pacific Bancorp issued substitute warrants to Landmark National Bank warrant holders. Each warrant allows for the purchase of one share of 1st Pacific Bancorp's common stock for $12.85 per share. All warrants expire on December 31, 2009. As of December 31, 2007, a total of 25,239 of these warrants remained outstanding and exercisable.

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates (Also see Note A, New Accounting Pronouncements above).

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

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Financial Liabilities

        The carrying amounts of deposit liabilities payable on demand, commercial paper, and other borrowed funds are considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities. The fair value of long-term debt is based on rates currently available to the Company for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

        The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

        The estimated fair value of financial instruments at December 31 is summarized as follows (amounts in thousands):

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due from Banks	$6,397	$6,397	$9,099	$9,099
Federal Funds Sold	11,160	11,160	20,985	20,985
Investment Securities	23,746	23,746	8,998	8,998
Loans	345,302	348,809	272,015	272,221
Federal Reserve, FHLB and Bankers' Bank Stock, at Cost	3,184	3,184	2,087	2,087
Accrued Interest Receivable	1,913	1,913	1,432	1,432
Financial Liabilities:
Deposits	345,362	346,006	261,838	262,152
Borrowings and Notes Payable	20,155	19,910	29,010	29,035
Accrued Interest and Other Liabilities	4,157	4,157	1,680	1,680

NOTE M—REGULATORY MATTERS

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M—REGULATORY MATTERS (Continued)

average assets (as defined). Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2007, the most recent notification from the Federal Reserve Board categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required Under Prompt Corrective Provisions
	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$46,481	12.0%	$30,979	8%	$38,724	10%
Tier 1 Capital (to Risk-Weighted Assets)	$36,932	9.5%	$15,490	4%	$23,234	6%
Tier 1 Capital (to Average Assets)	$36,932	9.0%	$16,928	4%	$21,160	5%
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$34,198	11.5%	$23,836	8%	$29,796	10%
Tier 1 Capital (to Risk-Weighted Assets)	$25,947	8.7%	$11,918	4%	$17,877	6%
Tier 1 Capital (to Average Assets)	$25,947	8.7%	$11,981	4%	$14,977	5%

        The Company is not subject to similar regulatory capital requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements.

        Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank's primary regulatory agency. The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of the Bank's undivided profits or the Bank's net income for its last three fiscal years less the amount of any distribution made by the Bank to shareholders during the same period.

NOTE N—MERGER-RELATED ACTIVITY

        Effective July 1, 2007, the Company acquired 100% of the outstanding common stock of Landmark National Bank ("Landmark") and acquired all of its assets and assumed all of its liabilities. Landmark operated two full-service branch offices in Solana Beach and La Jolla, CA, serving predominately small and middle-market businesses and professionals in the County of San Diego. Landmark's results of operations are included in the Company's results beginning July 2, 2007. As a result of the acquisition, the Company has expanded its branch network in San Diego County to seven branch offices, added experienced banking personnel, and added loan and deposit totals complementary to its existing product offerings.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N—MERGER-RELATED ACTIVITY (Continued)

        The purchase price consisted of approximately 35% cash consideration and 65% stock, totaling $25.3 million, which was comprised of the following:

Common Stock—1,000,180 shares issued(1)	$15,926,244
Cash Consideration	8,619,912
Transaction Fees and Costs	754,852

Total Purchase Price	$25,301,008

    (1)
    The value of the shares of common stock issued was determined based on the weighted average market price of all shares traded over the 3 trading days before and after the terms of the acquisition were agreed to and announced on February 22, 2007. The weighted average price for these trading days was $15.923378 per share.

        The merger was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the merger date as summarized below. The allocation of the purchase price may be modified over the next several months, as more information is obtained about the fair value of the assets acquired and liabilities assumed. Accordingly, the final fair value adjustments may be materially different from those presented below.

Cash and Cash Equivalents	$5,417,390
Investment Securities & Interest-bearing Deposits	13,843,596
Loans, Net	71,313,143
Premises and Equipment	858,834
Equity Securities	1,491,000
Core Deposit Intangible	1,644,399
Goodwill	10,360,839
Deferred Tax Benefit and Other Assets	4,405,684

Total Assets Acquired	109,334,885

Deposits	81,799,124
Other Liabilities	2,234,753

Total Liabilities Assumed	84,033,877

Net Assets Acquired	$25,301,008

        Goodwill recorded in this transaction is not deductible for income tax purposes. The core deposit intangible will be amortized over the expected account retention, which based on the associated account types has a weighted-average life of approximately 8 years. Amortization expense on core deposit intangibles began in July 2007 and totaled $98,702 for the six month period ended December 31, 2007. The Company estimates that total amortization expense will be approximately $198,000 per year from 2008 through 2012. The core deposit intangible will be evaluated periodically to determine the reasonableness of the projected amortization period by comparing actual deposit retention to projected retention.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N—MERGER-RELATED ACTIVITY (Continued)

Unaudited Pro Forma Condensed Combined Financial Information

        The following table presents unaudited pro forma results of operations of the Company had the Landmark acquisition described above taken place January 1, 2006. The unaudited pro forma results include: (1) historical accounts of the Company and Landmark; and (2) pro forma adjustments, as may be required, including the amortization of the core deposit intangible acquired. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our operating results that would have occurred had this acquisition been completed at the beginning of 2006. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements or operating efficiencies; however, merger expenses of approximately $1,088,000 incurred by Landmark in 2007 are excluded.

Unaudited Pro Forma Condensed Combined Financial Information
(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006
Net interest income	$19,806	$20,898
Other operating income	853	763
Provision for loan losses	338	490
Other operating expense	16,190	15,602

Income before income tax provision	4,131	5,569
Income tax provision	1,713	1,979

Net income	$2,418	$3,590

Earnings per share:
Basic earnings per share	$0.49	$0.74
Diluted earnings per share	$0.47	$0.69

NOTE O—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

        On January 16, 2007, the Company was involved in a corporate reorganization whereby the Bank became a wholly-owned subsidiary of the Company which was accounted for like a pooling of interest. The earnings of the subsidiary are recognized using the equity method of accounting. Condensed

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY (Continued)

financial statements of the parent company only are presented below as if the pooling was effective January 1, 2006:

1st Pacific Bancorp (Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Cash	$167,296	$508
Investment in Subsidary	49,590,817	25,962,362
Investment in FPBN Trust I	155,000	—
Accrued Interest and Other Assets	253,995	18,397

	$50,167,108	$25,981,267

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated Debt and Other Borrowings	$5,155,000	$10,000
Accrued Interest and Other Liabilities	38,161	35,013

TOTAL LIABILITIES	5,193,161	45,013
TOTAL SHAREHOLDERS' EQUITY	44,973,947	25,936,254

	$50,167,108	$25,981,267

CONDENSED STATEMENTS OF INCOME

	December 31,
	2007	2006
INCOME
Dividends from Statutory Trusts	$5,498	$—
Cash dividends from 1st Pacific Bank	4,400,000	—

TOTAL INCOME	4,405,498	—
EXPENSES
Interest on Subordinated Debt Securities and Other Borrowings	183,520	69
Other Expenses	145,009	44,435
Income Tax Benefit	(132,000)	(18,247)

TOTAL EXPENSE	196,529	26,257
INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	4,208,969	(26,257)
Dividends in (Excess) of Equity in Undistributed Income of Subsidiary	(1,743,788)	3,201,775

NET INCOME	$2,465,181	$3,175,518

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	December 31,
	2007	2006
OPERATING ACTIVITIES
Net Income	$2,465,181	$3,175,518
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Equity in Income of Subsidiary	(2,656,212)	(3,201,775)
Other Items	(232,449)	16,615

NET CASH USED BY OPERATING ACTIVITIES	(423,480)	(9,642)
INVESTING ACTIVITIES
Investment in Subsidiaries	(243,090)	—
Dividends Received from Subsidiary	4,400,000	—
Cash paid for Acquisition of Landmark	(9,176,504)	—

NET CASH USED BY INVESTING ACTIVITIES	(5,019,594)	—
FINANCING ACTIVITIES
Proceeds from Trust Preferred Securities	5,155,000	—
(Decrease) Increase in Short-Term Borrowings	(10,000)	10,000
Repurchases of Stock	(38,400)	150
Stock Options Exercised	503,262	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,609,862	10,150

INCREASE IN CASH AND CASH EQUIVALENTS	166,788	508
Cash and Cash Equivalents at Beginning of Period	508	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$167,296	$508

QuickLinks

1st Pacific Bancorp TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
1st Pacific Bancorp Selected Financial Data
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average Balances with Rates Earned and Paid
Analysis of Volume and Interest Rate Changes
Interest Rate Sensitivity of Interest-Earning Assets and Liabilities
Capital Ratios
Amounts and Distribution of Investment Portfolio
Loan Portfolio Composition by Type of Loan
Loan Maturity by Category
Components of Nonperforming Assets
Loan Concentrations As of December 31, 2007 (Dollars in thousands)
Changes in Allowance for Loan Losses
Allocation of the Allowance for Loan Loss by Loan Type
Distribution of Average Deposits and Average Rates Paid
Scheduled Maturity of Distribution of Time Deposits of $100,000 or More
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A(T). CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX
SIGNATURES
POWER OF ATTORNEY
1ST PACIFIC BANCORP INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
1st PACIFIC BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION December 31, 2007 and 2006
1st PACIFIC BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31, 2007, 2006 and 2005
1st PACIFIC BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY For the Years Ended December 31, 2007, 2006 and 2005
1st PACIFIC BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2007, 2006 and 2005
1st PACIFIC BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1st PACIFIC BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1st PACIFIC BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1st PACIFIC BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Pro Forma Condensed Combined Financial Information (dollars in thousands, except per share amounts)
1st Pacific Bancorp (Parent Company Only)
CONDENSED BALANCE SHEETS
CONDENSED STATEMENTS OF INCOME
CONDENSED STATEMENTS OF CASH FLOWS