Form 10-Q
period 2008-03-31
1st Pacific Bancorp
filed 2008-05-14
CIK 1380712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 001-33890

1ST PACIFIC BANCORP

State of California	NO. 20-5738252
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

9333 Genesee Ave., #300, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (858) 875-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

On April 30, 2008, there were 4,947,763 shares of 1st Pacific Bancorp common stock outstanding.

1st Pacific Bancorp

March 31, 2008 - Quarterly Report on Form 10-Q

FORWARD-LOOKING STATEMENTS

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

These forward-looking statements include statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “will,” “shall,” “anticipate,” “estimate,” “propose,” “continue,” “predict,” “intend,” “plan” and similar expressions.  These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions, including those described in this quarterly report and the other documents that are incorporated by reference herein.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

In connection with the safe harbors created by Section 21E of the Securities Exchange Act of 1934, as amended, and the provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include, but are not limited to, the following:

•                  The factors described in Item 1A-Risk Factors of the Company’s 2007 Annual Report on Form 10-K.

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

•                  Potential losses of businesses and population in the County of San Diego.

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

•                  The willingness of customers to substitute competitors’ products and services for our products and services and vice versa.

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

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

1st Pacific Bancorp

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007

Cash and Due From Bank	$7,844,401	$6,397,189
Federal Funds Sold	12,255,000	11,160,000
TOTAL CASH AND CASH EQUIVALENTS	20,099,401	17,557,189

Investment Securities Available for Sale	35,802,333	23,746,429

Construction & Land Development	122,976,822	125,661,143
Real Estate - Comm’l & Residential	120,983,620	120,530,541
SBA 7a & 504	12,264,495	15,880,428
Commercial & Consumer	86,014,046	87,746,610
Allowance for Loan Losses	(4,491,625)	(4,516,625)
NET LOANS	337,747,358	345,302,097

Premises and Equipment	3,971,972	4,094,785
Equity Securities	4,076,150	3,184,200
Goodwill and Other Intangible Assets	11,857,184	11,906,536
Other Assets	8,721,463	8,856,089

TOTAL ASSETS	$422,275,861	$414,647,325

Noninterest-Bearing Deposits	$69,899,856	$73,366,761
Interest-Bearing Deposits	252,777,327	271,994,846
TOTAL DEPOSITS	322,677,183	345,361,607

Subordinated Debt and Other Borrowings	50,155,000	20,155,000
Accrued Interest and Other Liabilities	4,029,325	4,156,771
TOTAL LIABILITIES	376,861,508	369,673,378

Common Stock	37,055,161	37,028,186
Additional Paid in Capital	419,211	350,511
Retained Earnings	8,096,256	7,649,040
Accumulated Other Comprehensive Income, net	(156,275)	(53,790)
TOTAL SHAREHOLDERS’ EQUITY	45,414,353	44,973,947

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$422,275,861	$414,647,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Income Statements

	For the
	Three Months
	Ended
	March 31,
	2008	2007
INTEREST INCOME
Interest and Fees on Loans	$6,710,716	$6,069,825
Interest on Investment Securities	363,169	132,512
Interest on Federal Funds Sold and Other	145,101	245,311
TOTAL INTEREST INCOME	7,218,986	6,447,648
INTEREST EXPENSE
Interest on NOW, Savings & Money Market Accounts	720,628	945,867
Interest on Time Deposits	1,785,966	1,469,182
Interest on Borrowings	290,515	295,108
TOTAL INTEREST EXPENSE	2,797,109	2,710,157
NET INTEREST INCOME	4,421,877	3,737,491

Provision for Loan Losses	—	77,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,421,877	3,660,491

NONINTEREST INCOME
Service Charges, Fees and Other Income	231,589	122,102
Brokered Loan Fees and Gain on Loan Sales	—	47,790
	231,589	169,892
NONINTEREST EXPENSE
Salaries and Employee Benefits	2,276,656	1,629,765
Occupancy and Equipment Expense	746,971	400,173
Marketing and Business Promotion	98,308	128,184
Data Processing	312,318	203,122
Professional and Regulatory Fees	209,990	176,972
Office and Administrative Expenses	236,176	151,316
Other Miscellaneous Expenses	5,331	4,734
	3,885,750	2,694,266
INCOME BEFORE TAXES	767,716	1,136,117

Income Taxes	320,500	463,684
NET INCOME	$447,216	$672,433

Per Share Data:
Net Income - Basic	$0.09	$0.17
Net Income - Diluted	$0.09	$0.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity

						Accumulated
						Other
		Common	Paid In	Retained	Comprehensive	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Income (Loss)

Balance, December 31, 2006	3,889,692	$20,637,080	$104,915	$5,183,859		$10,401

Stock-based Compensation			245,596
Exercise of Stock Options, Including Tax Benefits	56,971	503,262

Shares and Substituted Warrants Issued in Purchase of Landmark National Bank	1,000,180	15,926,244

Shares Repurchased upon Exercise of Dissenters’ Rights	(2,400)	(38,400)

Comprehensive Income:
Net Income for the Period				2,465,181	$2,465,181
Unrecognized Loss in Investment Securities Available for Sale					(62,179)	(62,179)

Reclassification of Gain Included in Net Income					(2,012)	(2,012)
Total Comprehensive Income					$2,400,990

Balance, December 31, 2007	4,944,443	37,028,186	350,511	7,649,040		(53,790)

Stock-based Compensation			68,700
Exercise of Stock Options	3,320	26,975

Comprehensive Income:
Net Income for the Period				447,216	$447,216
Change in Gain/Loss on Investment Securities, net					(102,485)	(102,485)
Total Comprehensive Income					$2,745,721

Balance, March 31, 2008	4,947,763	$37,055,161	$419,211	$8,096,256		$(156,275)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statements of Cash Flows

	For the
	Three Months
	Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net Income	$447,216	$672,433
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	206,130	154,112
Provision for Loan Losses	—	77,000
Stock-based Compensation Expense	68,700	31,500
Other Items - Net	(45,953)	(552,725)
NET CASH PROVIDED BY OPERATING ACTIVITIES	676,093	382,320

INVESTING ACTIVITIES
Purchases of Investment Securities	(14,867,218)	—
Maturities and Sales of Investment Securities	2,811,314	260,224
Change in Equity Securities	(891,950)	(23,250)
Net Change in Loans	7,554,739	(4,766,155)
Purchase of Premises and Equipment	(83,317)	(43,112)
NET CASH USED BY INVESTING ACTIVITIES	(5,476,432)	(4,572,293)

FINANCING ACTIVITIES
Stock Options Exercised	26,975	40,233
Increase (Decrease) in Borrowings	30,000,000	(10,010,000)
Increase (Decrease) in Deposits	(22,684,424)	6,965,293
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	7,342,551	(3,004,474)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,542,212	(7,194,447)

Cash and Cash Equivalents at Beginning of Period	17,557,189	30,084,447

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,099,401	$22,890,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Consolidation and Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of 1st Pacific Bancorp (the “Company”) and the consolidated accounts of its wholly-owned subsidiary, 1st Pacific Bank of California (the “Bank”). All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulation of the Securities and Exchange Commission for interim reporting.

The preparation of these unaudited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) required management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2008.

The Company is inactive except for interest expense associated with junior subordinated debentures and certain other corporate expenses. The Company formed a Delaware trust affiliate, FPBN Trust I (the “Trust”) for the purpose of issuing trust preferred securities. For financial reporting purposes, the Company accounts for its investment in the Trust using the equity method under which the subsidiaries net earnings are recognized in the Company’s statement of income, pursuant to Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Pursuant to FIN 46, the Trust is not consolidated into the Company’s financial statements. The Federal Reserve Board has ruled that subordinated notes payable to unconsolidated special purpose entities (“SPE’s”) such as the Trust, net of the bank holding company’s investment in the SPE, qualify as Tier 1 Capital, subject to certain limits. See the “Borrowings” section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations below for further details regarding the Trust.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments and accruals necessary to present fairly the financial position of the Company for the interim period ended March 31, 2008. These financial statements do not include all of the disclosures required by generally accepted accounting principles and have been condensed or omitted pursuant to such SEC rules and regulations and, accordingly, should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There were no significant changes in accounting principle since the last report.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, the unaudited financial information for the three month period ended March 31, 2008, reflects all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Note 2 – Merger Related Activity

Effective July 1, 2007, the Company acquired 100% of the outstanding common stock of Landmark National Bank (“Landmark”) and acquired all of its assets and assumed all of its liabilities.  Landmark’s results of operations are included in the Company’s results beginning July 2, 2007. The acquisition of Landmark expanded the Company’s branch network in San Diego County to eight branch offices, added experienced banking personnel, and added loan and deposit totals complementary to its existing product offerings.

The purchase price consisted of approximately 35% cash consideration and 65% stock, totaling $25.3 million. The merger was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the merger date. The allocation of the purchase price will be modified, if necessary, as more information is obtained about the fair value of the assets acquired and liabilities assumed. Details of the fair value adjustments as of December 31, 2007 can be found in Item 8 – Financial Statements and Supplementary Data, Note N - Merger-Related Activity of our 2007 Annual Report on Form 10-K. Final fair value adjustments may be materially different than this presentation. No further fair value adjustments were made during the first quarter of 2008.

Goodwill recorded in this transaction is not deductible for income tax purposes. The core deposit intangible will be amortized over the expected account retention, which based on the associated account types has a weighted-average life of approximately 8 years.  Amortization expense on core deposit intangibles began in July 2007 and the Company estimates that total amortization expense will be approximately $198,000 each year. For the three month period ended March 31, 2008, amortization expense totaled $49,000. The core deposit intangible will be evaluated periodically to determine the reasonableness of the projected amortization period by comparing actual deposit retention to projected retention.

Unaudited Pro Forma Condensed Combined Financial Information

The following table presents unaudited pro forma results of operations for the three months ended March 31, 2007 as if the Landmark acquisition described above had taken place at January 1, 2007.  The unaudited pro forma results include: (1) historical accounts of the Company and Landmark; and (2) pro forma adjustments, as may be required, including the amortization of the core deposit intangible acquired.  The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of operating results that would have occurred had this acquisition been completed at the beginning of 2007. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements or operating efficiencies; however merger expenses of approximately $144,000 incurred by Landmark through March 31, 2007 are excluded.

Unaudited Pro Forma Condensed Combined Financial Information

For the
Three Months
Ended
March 31,
(in thousands)	2007

Net interest income	$5,046
Other operating income	226
Provision for loan losses	77
Other operating expense	4,082

Income before income tax provision	1,113
Income tax provision	456

Net income	$657

Earnings per share:
Basic earnings per share	$0.13
Diluted earnings per share	$0.13

Note 3 – Stock-Based Compensation Plans

During the three months ended March 31, 2008 and 2007, the Company recognized pre-tax stock-based compensation expense of $68,700 and $31,500, respectively, pursuant to SFAS 123(R).  The stock-based compensation expense is calculated based upon the original grant date fair value as allowed under SFAS 123(R). The valuation variables utilized at the grant dates are discussed in the Company’s 2007 Annual Report on Form 10-K in the respective years of the original grants.

During the first quarter of 2008, the Company granted 52,000 non-performance based options, 3,320 were exercised and 9,000 were forfeited or expired. The total outstanding non-performance based options at March 31, 2008 were 935,546. There were no grants of performance based options or stock during the first quarter of 2008.

As of March 31, 2008, the Company expects to realize approximately $1,145,545 of unrecognized compensation expense for non-performance based stock options which will be expensed over the remaining vesting period of approximately 3.9 years. Unrecognized compensation expense related to performance based options of $381,840 will be recognized only when the performance and vesting criteria are met. The company has not recognized any pre-tax compensation expense related to performance based options in 2008.

Note 4 – Recent Accounting Changes

In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations,” SFAS No. 141(R). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This replaces SFAS No. 141’s cost-allocation process, which required the cost of the acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141 (R) is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not expect the adoption of SFAS 141 (R) to have a material affect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements; an amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods, within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have a material effect on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 amends and expands SFAS No. 131, requiring enhanced disclosures that would enable financial-statement users to understand how and why a company uses derivative instruments and better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods, within those fiscal years, beginning on or after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on the Company’s consolidated financial position or results of operations.

Note 5 – Earnings Per Share (EPS)

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

The number of weighted average shares outstanding used to calculate basic and diluted EPS for the quarters ended March 2008 and March 2007 were as follows:

Calculation Type	March 2008	March 2007
Basic EPS	4,947,106	3,890,484
Diluted EPS	5,125,317	4,228,740

Total shares outstanding used in the calculation of Basic EPS has increased primarily as a result of the shares issued in conjunction with the acquisition of Landmark in July 2007. At March 31, 2008, the Company had 543,892 of potentially dilutive securities that were outstanding but excluded from the calculation of diluted EPS as the effects are anti-dilutive.

Note 6 – Fair Values of Assets and Liabilities

The Company adopted SFAS No. 157, “Fair Value Measurements” on a prospective basis beginning January 1, 2008. SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

Financial assets and financial liabilities measured at fair value are grouped in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•      Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•      Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

•      Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$35,802	$—	$35,802	$—
Total	$35,802	$—	$35,802	$—

Investment securities available-for-sale are valued based upon quotes obtained from a reputable third-party pricing service. Market assumptions and market data are utilized in the valuation models. Accordingly, the Company categorized its investment portfolio as a Level 2 valuation. There were no valuations categorized as Level 3 fair value measurements as of March 31, 2008. There were no financial assets or liabilities which were fair-valued on a non-recurring basis as of March 31, 2008.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three months ended March 31, 2008. This discussion should be read in conjunction with our 2007 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. References to the Company are references to 1st Pacific Bancorp (including the Bank) which is inactive except for interest expense associated with the junior subordinated debentures and certain other corporate expenses. Therefore, financial information is primarily reflective of the Bank.

This form 10-Q is based on the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The process of preparing these financial statements requires management to make difficult, subjective or complex judgments that could have a material effect on the Company’s financial condition and results of operations and may change in future periods. A discussion of critical accounting policies considered material to the presentation of the Company’s financial statements can be found in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2007 Annual Report as filed on Form 10-K for the year ended December 31, 2007.

Certain statements contained in this quarterly report on Form 10-Q are forward-looking in nature and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results. For a discussion of some of the factors that might cause such a difference, see the Forward-Looking Statements section above or Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

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

After completing its initial public offering, the Company commenced operations on November 17, 2000, from a branch office in the Golden Triangle area of San Diego and a branch office in the Tri-Cities area of North San Diego County. In the following years, the Company opened additional branch offices: one in the Mission Valley area of San Diego, one in the Inland North County area of San Diego and one in El Cajon. On July 1, 2007, the Company completed the acquisition of Landmark which added two established offices to the Bank’s branch network: one in Solana Beach and one in downtown La Jolla.

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

The comparability of our financial information is affected by our acquisition of Landmark. As a result of the acquisition, financial results reflect the combined entity beginning July 2, 2007. For further discussion of the acquisition see Item 1 - Financial Statements, Note 2 - Merger Related Activity above.

Results of Operations

Net Income

For the quarter ended March 31, 2008, the Company’s earnings before taxes decreased 32% to $767,716 from the total of $1,136,117 for the quarter ended March 31, 2007. Net income for the three months ended was $447,216, or $0.09 per diluted share, compared to $672,433, or $0.16 per diluted share, in the same period of 2007. Average diluted shares outstanding increased by approximately one million shares compared to the prior period primarily as a result of the acquisition of Landmark.

Compared to the first quarter of 2007, increased net interest income, noninterest income and noninterest expense is largely attributable to the acquisition of Landmark in July 2007. Furthermore, occupancy expenses increased in the third quarter of 2007 as a result of relocating three of the Bank’s offices, including two branch offices and the headquarters office. The Bank’s net interest margin declined compared to the prior year as a result of a cumulative 200 basis points change in interest rates was implemented by the Federal Reserve. For the first quarter ended, March 31, 2008, the Company’s net interest margin was 4.60% compared to 4.93% for the first quarter 2007.

Despite the challenging economic environment, management believes San Diego County continues to be an attractive business environment with a large employment base, a diverse economy, well established infrastructure and a dynamic market. The economic viability of the county is a great fit for our focus on commercial and industrial lending. As a result of the acquisition of Landmark and the opening of a banking facility in downtown San Diego in February 2008, the Company has established a broader foundation to support growth and remain competitive.

Balance Sheet Review

Total Assets

Total assets at March 31, 2008, were $422.3 million, an increase of $7.7 million from $414.6 million at December 31, 2007. Although deposits decreased by approximately $23 million, borrowings were increased by $30 million to finance purchases of investment securities.

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

The Company actively manages its liquidity position and, during 2007, added language to its policy to describe ongoing practices related to daily liquidity management and added the concept of “contingency” sources of liquidity, whereby a certain level of liquidity sources are reserved to be used for unforeseen contingency purposes. Additionally, to allow for more efficient balance sheet management, the Company changed its policy to reduce “on” balance sheet liquidity ratios and increase the thresholds for non-core deposits as it increases its use of brokered and other non-core deposits.

In order to manage liquidity, the Company’s management monitors a number of liquidity ratios, including the level of liquid assets to funding sources (both on and off the balance sheet), the level of dependence on non-core funding sources, the level of loans to funding sources, the level of short-term investments to total assets, contingent sources to total deposits and the level of unfunded loan commitments.  As of March 31, 2008, management of the Company considers its liquidity sufficient to meet the Company’s liquidity needs.

During the three months ended March 31, 2008, cash provided by operating activities generally resulted from net income. Total deposits, a financing activity, declined approximately 7% during the first quarter of 2008. Loan totals, an investing activity, decreased approximately 2%. The Company purchased $14.9 million in securities during the first quarter of 2008 which were funded by acquiring wholesale borrowings from the Federal Home Loan Bank. To the extent that deposits continue to decrease, financing activities will be supplemented by actively managing borrowings, soliciting new deposits through deposit promotions and/or brokered funds. Also see “Investments” below.

Borrowings

The Company’s subordinated debt and other borrowings totaled $50.2 million at March 31, 2008 compared to $20.2 million at December 31, 2007. During the first quarter of 2008, the Company borrowed an additional $30.0 million from the Federal Home Loan Bank (the “FHLB”). As of March 31, 2008, the Company held $40.0 million in FHLB borrowings. Below is a schedule of those borrowings:

	Date of Advance	Final Maturity Date	Rate	Principal Balance
FHLB Mortgage Collateral Advance	3/31/2008	4/7/2008	2.300%	$10,000,000
FHLB Mortgage Collateral Advance	3/19/2008	3/1/2010	2.355%	5,000,000
FHLB Mortgage Collateral Advance	3/14/2008	3/14/2011	2.912%	10,000,000
FHLB Mortgage Collateral Advance	3/28/2008	3/28/2011	2.967%	5,000,000
FHLB Mortgage Collateral Advance	9/13/2007	9/13/2012	4.310%	5,000,000
FHLB Mortgage Collateral Advance	9/13/2007	9/9/2014	4.500%	5,000,000
			Total	$40,000,000

The Company also maintains $5.0 million in Floating Rate Junior Subordinated Debentures issued in March, 2005, with a final maturity of June 15, 2020, a right on behalf of the Bank for early redemptions beginning in June, 2010, and an interest rate which floats quarterly based on 3 Month LIBOR plus a spread of 178 basis points. The coupon interest rate on the subordinated debt as of March 31, 2008 was 4.58% (3 month LIBOR plus 1.78%).

In June 2007, the Company issued $5.0 million in floating rate preferred securities (the “Trust Preferred Securities”) through a Delaware trust affiliate, FPBN Trust I (the “Trust”). The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of Common Securities to purchase $5,155,000 in aggregate principal amount of the Company’s unsecured floating rate junior subordinated debt securities due September 1, 2037 issued by the Company (the “Junior Subordinated Debt Securities”). As of March 31, 2008, the coupon interest rate was 4.48% (3 month LIBOR plus 1.40%) and floats quarterly.

Capital Resources

The Company’s shareholders’ equity at March 31, 2008, totaled $45.4 million compared to $45.0 million at December 31, 2007. Tangible book value per share totaled $6.78 at March 31, 2008, compared to $6.68 as of December 31, 2007.

To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below. The Company is not subject to similar regulatory capital requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements. The Bank’s actual consolidated capital ratios and the required ratios for a “well-capitalized” bank are as follows:

		Actual Ratios
	Required	March 31,	December 31,
	Ratio	2008	2007

Tier 1 Leverage Capital (to Average Assets)	5.00%	9.41%	9.00%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	9.79%	9.55%
Total Capital (to Risk Weighted Assets)	10.00%	12.28%	12.01%

The Bank expects to continue to maintain capital ratios which meet regulatory guidelines and continue to be classified as a “well-capitalized” bank. No additional capital offerings are expected at this time.

Investments

Since December 31, 2007, investment securities increased by $12.1 million to $35.8 million.  The Company purchased approximately $10.2 million in non-agency, AAA-rated, collateralized mortgage obligations and $4.4 million in corporate debt securities during the month of March 2008. These investments were funded by wholesale borrowings from the Federal Home Loan Bank (see “Borrowings” above). Amid declining net interest margins and slowing growth of loans and deposits, the Company is actively managing its investment portfolio and coordinating borrowings with the goal of achieving a positive, stable net interest spread.

The modified duration of the Company’s total investment portfolio decreased from 2.59% at December 31, 2007, to 1.95% at March 31, 2008. Modified duration is a measure of the sensitivity of an investment’s price to interest rate movements. It is approximately proportional to the percentage change in price for a one percent change in interest rates.

Loan Portfolio and Loan Quality

Net loans decreased by $7.6 million from $345.3 million at December 31, 2007 to $337.7 million at March 31, 2008. Nonperforming assets as of March 31, 2008 totaled $4.3 million compared to zero as of March 31, 2007. Since December 31, 2007, nonperforming assets decreased $1.3 million from a total of $5.6 million and are down from $6.3 million at September 30, 2007. The $4.3 million in nonperforming assets consisted of seven nonaccrual loans at March 31, 2008. Generally, loans which are past due 90 days or loans upon which management believes the interest may not be collectible are placed on nonaccrual status. Three of the seven loans which were considered nonaccrual at March 31, 2008, or $2.3 million, were also on nonaccrual status at December 31, 2007. The ratio of nonperforming assets as a percent of total assets was 1.01% at March 31, 2008 compared to 1.34% at December 31, 2007.

Substantially all of the balance of nonperforming loans at March 31, 2008, is related to loans secured by real estate collateral or by loans which are partially guaranteed through the U.S. Small Business Administration program. Management expects to recover substantially all outstanding principal on these loans through borrower payments, property sales or collection from guarantors, and each of these loans are independently evaluated in connection with evaluating the level of the allowance for loan losses.

As of March 31, 2008, the Bank had $4.9 million of potential problem loans, up from $3.1 million at December 31, 2007, which are not disclosed as nonperforming loans. These are loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which may result in disclosure of such loans as nonperforming loans in the future.

The Company continues to have strong asset quality which has helped support its profitability through the first quarter of 2008 by allowing a reduction in loan loss provisioning. All non-accrual loans, as well as other potential problem loans, are subject to continuing management attention and are considered in the determination of the allowance for loan loss.

The following is a summary of nonperforming assets at March 31, 2008 and December 31, 2007. The Company has never had any other real estate owned (“OREO”).

	March 31,	December 31,
(in thousands)	2008	2007

Loans 90 Days Past Due and Still Accruing	$—	$62
Loans on Nonaccrual	4,255	5,492
Nonperforming Loans	4,255	5,554
Other Real Estate Owned (OREO)	—	—
Nonperforming Assets	$4,255	$5,554

Loans 90 Days Past Due as a Percentage of Total Loans	0.00%	0.02%
Non-Accrual Loans as Percentage of Total Loans	1.24%	1.57%
Nonperforming Loans as a Percent of Total Loans	1.24%	1.59%

Allowance for Loan Losses as a Percent of Nonperforming Loans	105.56%	81.32%
Nonperforming Assets as a Percent of Total Assets	1.01%	1.34%

Allowance for Loan Losses

For the three months ended March 31, 2008, the provision for loan losses was zero compared to $77,000 for the same period of 2007.  Management believes that the allowance, which stands at 1.31% of total loans at March 31, 2008, is adequate to cover potential future losses.  The allowance for loan losses at December 31, 2007 was 1.29% of total loans. See the table below for changes in allowance for loan losses.

	Three Months
	Ended
	March 31,
	2008	2007

Allowance, Beginning of Period	$4,516,625	$3,251,002
Provision for Loan Losses	—	77,000
Recoveries on Loans Charged Off	—	100
Loans Charged Off	(25,000)	—
Allowance, End of Period	$4,491,625	$3,328,102

Deposits

As of March 31, 2008, total deposits have decreased $22.7 million to $322.7 million from $345.4 million at December 31, 2007.  The decrease in deposits was attributable to a $23.5 million decline in time deposits as the Bank chose to replace higher costing CDs with competitive borrowing rates from FHLB.

Included in total time deposits are funds received through the use of deposit brokers who place the funds with the Company on behalf of their clients. The total level of deposits from these non-traditional sources was approximately $36.0 million at March 31, 2008, compared to approximately $48.2 million at December 31, 2007.  The level of deposits accepted from these non-traditional sources is carefully managed.

Income Statement Review

Net Interest Income

The principal component of the Company’s revenues is net interest income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other interest-bearing liabilities.  The following table sets forth the components of net interest income, average earning assets and net interest margin:

	Three Months
	Ended
	March 31,
	2008	2007

Interest Income	$7,218,986	$6,447,648
Interest Expense	2,797,109	2,710,157

Net Interest Income	$4,421,877	$3,737,491

Average Earning Assets	$385,470,079	$307,220,185
Net Interest Margin (1)	4.60%	4.93%

(1) Interim periods are presented on an annualized basis.

The Company experienced an increase in net interest income and average earning assets during the three month period ended March 31, 2008, compared to the same period of the prior year. This increase was primarily due to the acquisition of Landmark. For the three months ended March 31, 2008, net interest income increased 18%. Although average earning assets increased 25% compared to the same period of the prior year, net interest margin declined from 4.93% to 4.60% as a result of the declining rate environment in 2008.

Yield on loans decreased to 7.89% compared to 8.88% in the first quarter of 2007. On a sequential quarter basis, the Company’s yield on loans decreased 45 basis points from 8.34% in the fourth quarter of 2007.

For the three month period ended March 31, 2008, the cost of interest-bearing deposits was 3.77% compared to 4.52% for the same period of 2007. The Company also experienced a decline since December 31, 2007 when the cost of interest-bearing deposits was 4.18%.

Compared to the quarter ended December 31, 2007, net interest margin has been negatively affected by both the decrease in loan yields and the decrease in average earning asset balances. As of December 31, 2007, net interest margin was 4.71% compared to 4.60% at March 31, 2008.  The decreases in net interest margin compared to the same quarter of the prior year and the prior quarter reflect the cumulative affects of changes in monetary policy. The target Federal Funds rate was 5.25% at March 31, 2007 and dropped to 4.25% by December 31, 2007. By March 31, 2008, the federal funds target rate had fallen to 2.25%, which has continued to put pressure on the Company’s net interest margin.

Interest rate sensitivity is closely monitored and managed; however, management anticipates continued volatility in the Company’s net interest margin due to changes in earning asset mix, changes in cost of funds, and changes in the level of interest rates or the direction of interest rates.

Noninterest Income

Noninterest income represents deposit account service charges, fees from the sale or brokering of loans and other types of fee income.  For the quarter ended March 31, 2008, the Company realized $231,589 in noninterest income compared to $169,892 for the quarter ended March 31, 2007. This 36% increase includes an 88% increase in service charges and miscellaneous income from $122,102 in the first quarter of

2007 to $229,939 in the first quarter of 2008. This increase was partially offset by a decrease in brokered fee income which was zero for first quarter 2008 compared to $47,790 in the first quarter of 2007. The addition of two branch locations resulting from the acquisition of Landmark, which added $81.8 million in total deposits, was the primary factor contributing to the increase in service charges, fees and other income for the quarters after the acquisition date of July 1, 2007.

In addition to the acquisition, the Company is implementing strategies to increase ongoing service charges. For instance, the Company experienced a 25% increase in noninterest income between fourth quarter 2007 and first quarter 2008 due to changes in systems and procedures to collect NSF and overdraft charges more effectively.

Noninterest Expense

Noninterest expense represents salaries and benefits costs, occupancy and equipment expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. The Company realized large increases in some noninterest expenses beginning the third quarter of 2007 due to Company growth and expansion and the acquisition of Landmark.

Total noninterest expenses were $3,885,750 for the first quarter of 2008, an increase of $1,191,484, or 44%, above the year-ago period. However, first quarter 2008 expenses declined $84,000, or 2%, compared to the fourth quarter of 2007.

The majority of the increase in expenses since the first quarter of 2007 resulted from the acquisition of Landmark in the third quarter of 2007. Salaries and benefits were $2,276,656 for the first quarter of 2008 compared to $1,629,765 in the first quarter of 2007. This 40% increase is primarily due to additional positions to staff the offices added to the branch network from the Landmark’s acquisition and supplement administrative support areas. For the three months ended March 31, 2008, total salaries and benefits expense increased 10%, or $212,756, compared to $2,063,900 in the fourth quarter of 2007. The increase is primarily due to reduced loan production and related deferred costs and increases in employer payroll taxes.

Occupancy and equipment expenses increased $346,798, or 87%, to $746,971 compared to the first quarter of 2007. The increase was primarily the result of a 122% increase in premises lease expense which increased to $425,242 from $191,206 in the first quarter of 2007. The Company’s integration of Landmark’s two branch offices in Solana Beach and La Jolla and relocation of three offices during the third quarter of 2007 had a significant effect on all subsequent quarters. However, total occupancy and equipment expenses experienced in the first quarter of 2008 remained level with the prior quarter.

Other operating expenses increased $197,795, or 30%, to $862,123 compared to the first quarter of 2007 due to the integration of Landmark and associated expenses. For the three months ended March 31, 2008, other operating expenses decreased 26%, or $296,000, compared to $1,158,180 in the fourth quarter of 2007 which included $25,000 related to a robbery loss and $12,000 in loss on sale of a bank automobile. The following areas all experienced decreases from fourth quarter 2007 to first quarter of 2008; $27,000 in HR and training costs, $76,000 in marketing, $34,000 in data processing, $76,000 in professional and regulatory fees and $71,000 in supplies and miscellaneous. In general, these expense reductions are a result of diligent expense controls as well as certain non-recurring expenses that occurred in the fourth quarter of 2007.

Income Taxes

Income tax expense for the quarter ended March 31, 2008, totaled $320,500 compared to $463,684 for the same quarter of the prior year. The effective tax rates for the quarter ending March 2008 was 41.7% compared to 40.8% for quarter ending March 2007.

Contractual Obligations

Our significant contractual obligations and significant commitments at December 31, 2007 are included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Effective February 1, 2008, the Company entered into a nine month lease to house a satellite office in downtown San Diego.  The office is located at 525 B Street, Suite 1500, San Diego, California. The monthly lease obligation is $1,450.

Management believes that the Company’s present facilities are in good physical condition and are adequately covered by insurance. Certain of the leases contain options to extend the term of the lease.  The Company is confident that, if necessary, it would be able to secure suitable alternative space on similar terms without having a substantial effect on operations. The Company is also evaluating subleasing portions of both the Solana Beach and La Jolla branch locations which were acquired from Landmark.

Off Balance Sheet Arrangements

The Company in its ordinary course of business has commitments to disburse loan proceeds both under revolving and non-revolving arrangements. As of March 31, 2008 the total of these commitments approximated $108.9 million compared to $104.4 million as of December 31, 2007.  Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk

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

Additional information regarding the Company’s market risk may be found in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no material changes in the Company’s market risk exposure during the first quarter of 2008.

ITEM 4T - Controls and Procedures

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•      pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company,

•      provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not a party to any material, pending legal proceedings, other than ordinary, routine litigation incidental to its business.

Item 1A – Risk Factors

None.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

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

1st Pacific Bancorp

/s/ A. Vincent Siciliano
Date:	May 13, 2008	A. Vincent Siciliano
President and Chief Executive Officer

/s/ James H. Burgess
Date:	May 13, 2008	James H. Burgess
Executive Vice President and
Chief Financial Officer