Form 10-Q
period 2008-06-30
1st Pacific Bancorp
filed 2008-08-11
CIK 1380712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company) Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

On July 31, 2008, there were 4,970,481 shares of 1st Pacific Bancorp common stock outstanding.

1st Pacific Bancorp

Quarterly Report on Form 10-Q for the period ended June 30, 2008

FORWARD-LOOKING STATEMENTS

1st Pacific Bancorp (“we,” “our,” “us” or the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q and the exhibits hereto), in our reports to shareholders and in other communications by us, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

In connection with the safe harbors created by Section 21E of the Securities Exchange Act of 1934, as amended, and the provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include, but are not limited to, the following:

•                  The factors described in Item 1A-Risk Factors of the Company’s Annual Report on Form 10-K for the 2007 fiscal year filed on March 31, 2008.

•                  The anticipated operating efficiencies and financial benefits resulting from the merger of our wholly-owned subsidiary, 1st Pacific Bank of California with Landmark National Bank, effective July 1, 2007.

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

•                  Risks associated with concentrations in the loan portfolio including construction and land development loans and commercial real estate loans.

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

PART 1 — FINANCIAL INFORMATION

Item 1 - Financial Statements

1st Pacific Bancorp

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007

Cash and Due From Bank	$8,522,149	$6,397,189
Federal Funds Sold	7,605,000	11,160,000
TOTAL CASH AND CASH EQUIVALENTS	16,127,149	17,557,189

Investment Securities Available for Sale	35,856,520	23,746,429

Construction & Land Development	125,809,008	125,661,143
Real Estate - Comm’l & Residential	153,096,474	120,530,541
SBA 7a & 504	12,834,832	15,880,428
Commercial & Consumer	84,777,612	87,746,610
Allowance for Loan Losses	(7,818,471)	(4,516,625)
NET LOANS	368,699,455	345,302,097

Premises and Equipment	3,873,502	4,094,785
Equity Securities	5,574,650	3,184,200
Goodwill and Other Intangible Assets	11,815,393	11,906,536
Other Assets	10,247,757	8,856,089

TOTAL ASSETS	$452,194,426	$414,647,325

Noninterest-Bearing Deposits	$68,747,742	$73,366,761
Interest-Bearing Deposits	275,603,778	271,994,846
TOTAL DEPOSITS	344,351,520	345,361,607

Subordinated Debt and Other Borrowings	60,155,000	20,155,000
Accrued Interest and Other Liabilities	4,001,547	4,156,771
TOTAL LIABILITIES	408,508,067	369,673,378

Common Stock	37,055,161	37,028,186
Additional Paid in Capital	494,311	350,511
Retained Earnings	6,390,257	7,649,040
Accumulated Other Comprehensive Income, net	(253,370)	(53,790)
TOTAL SHAREHOLDERS’ EQUITY	43,686,359	44,973,947

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$452,194,426	$414,647,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Income Statements

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2007	2008	2007
INTEREST INCOME
Interest and Fees on Loans	$6,347,085	$6,187,879	$13,057,801	$12,257,704
Interest on Investment Securities	573,834	144,061	937,003	276,573
Interest on Federal Funds Sold and Other	53,614	237,155	198,715	482,466
TOTAL INTEREST INCOME	6,974,533	6,569,095	14,193,519	13,016,743
INTEREST EXPENSE
Interest on NOW, Savings & Money Market Accounts	626,478	927,793	1,347,106	1,873,661
Interest on Time Deposits	1,407,598	1,454,475	3,193,564	2,923,656
Interest on Borrowings	470,595	419,089	761,110	714,197
TOTAL INTEREST EXPENSE	2,504,671	2,801,357	5,301,780	5,511,514
NET INTEREST INCOME	4,469,862	3,767,738	8,891,739	7,505,229

Provision for Loan Losses	3,550,000	74,000	3,550,000	151,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	919,862	3,693,738	5,341,739	7,354,229

NONINTEREST INCOME
Service Charges, Fees and Other Income	265,903	95,911	497,492	218,013
Brokered Loan Fees and Gain on Loan Sales	60,950	80,493	60,950	128,283
	326,853	176,404	558,442	346,296
NONINTEREST EXPENSE
Salaries and Employee Benefits	2,443,546	1,584,469	4,720,202	3,214,234
Occupancy and Equipment Expense	760,530	401,672	1,507,501	801,845
Marketing and Business Promotion	144,428	168,991	242,737	290,414
Data Processing	286,212	230,852	598,530	434,041
Professional and Regulatory Fees	272,720	161,092	482,710	341,751
Office and Administrative Expenses	224,860	187,025	461,035	341,351
Other Miscellaneous Expenses	8,018	4,388	13,349	9,119
	4,140,314	2,738,489	8,026,064	5,432,755
INCOME (LOSS) BEFORE TAXES	(2,893,599)	1,131,653	(2,125,883)	2,267,770

Income Tax Expense (Benefit)	(1,187,600)	467,214	(867,100)	930,898
NET INCOME (LOSS)	$(1,705,999)	$664,439	$(1,258,783)	$1,336,872

Per Share Data:
Net Income (Loss) - Basic	$(0.34)	$0.17	$(0.25)	$0.34
Net Income (Loss) - Diluted	$(0.34)	$0.16	$(0.25)	$0.32

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity

						Accumulated
						Other
		Common	Paid In	Retained	Comprehensive	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Income (Loss)

Balance, December 31, 2006	3,889,692	$20,637,080	$104,915	$5,183,859		$10,401

Stock-based Compensation			245,596
Exercise of Stock Options, Including Tax Benefits	56,971	503,262

Shares and Substituted
Warrants Issued in Purchase of Landmark National Bank	1,000,180	15,926,244

Shares Repurchased upon Exercise of Dissenters’ Rights	(2,400)	(38,400)

Comprehensive Income:
Net Income for the Period				2,465,181	$2,465,181
Unrecognized Loss in Investment Securities Available for Sale, net					(62,179)	(62,179)

Reclassification of Gain Included in Net Income, net					(2,012)	(2,012)
Total Comprehensive Income					$2,400,990
Balance, December 31, 2007	4,944,443	37,028,186	350,511	7,649,040		(53,790)

Stock-based Compensation			143,800
Stock Grants and Options Exercised	5,820	26,975

Comprehensive Income:
Net Loss for the Period				(1,258,783)	$(1,258,783)
Change in Gain/Loss on Investment Securities, net					(199,580)	(199,580)
Total Comprehensive Income					$942,627
Balance, June 30, 2008	4,950,263	$37,055,161	$494,311	$6,390,257		$(253,370)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net Income (Loss)	$(1,258,783)	$1,336,872
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	413,281	309,988
Provision for Loan Losses	3,550,000	151,000
Stock-based Compensation Expense	143,800	70,000
Decrease (Increase) in Income Tax Receivable	(1,402,100)	144,000
Decrease (Increase) in Accrued Interest	129,062	54,360
Loss on Sale of Fixed Assets	5,061	—
Other Items - Net	(382,290)	(591,752)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,198,031	1,474,468

INVESTING ACTIVITIES
Purchases of Investment Securities	(21,537,218)	(211,250)
Maturities and Sales of Investment Securities	9,427,127	467,664
Change in Equity Securities	(2,390,450)	(525,450)
Net Change in Loans	(26,947,359)	(6,983,533)
Purchases of Premises and Equipment	(197,059)	(643,993)
NET CASH USED BY INVESTING ACTIVITIES	(41,644,959)	(7,896,562)

FINANCING ACTIVITIES
Stock Options Exercised	26,975	106,353
Increase (Decrease) in Borrowings	40,000,000	(18,855,000)
Increase (Decrease) in Deposits	(1,010,087)	11,311,428
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	39,016,888	(7,437,219)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,430,040)	(13,859,313)

Cash and Cash Equivalents at Beginning of Period	17,557,189	30,084,447

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,127,149	$16,225,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Consolidation and Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, 1st Pacific Bank of California (the “Bank”). All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim reporting.

The preparation of these unaudited consolidated financial statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), required management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three month and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2008.

The Company is inactive except for interest expense associated with junior subordinated debentures and certain other corporate expenses. The Company formed a Delaware trust affiliate, FPBN Trust I (the “Trust”) for the purpose of issuing trust preferred securities. For financial reporting purposes, the Company accounts for its investment in the Trust using the equity method under which the subsidiary’s net earnings are recognized in the Company’s statement of income, pursuant to Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Pursuant to FIN 46, the Trust is not consolidated into the Company’s financial statements. The Federal Reserve Board has ruled that subordinated notes payable to unconsolidated special purpose entities (“SPE’s”) such as the Trust, net of the bank holding company’s investment in the SPE, qualify as Tier 1 Capital, subject to certain limits. See the “Borrowings” section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations below for further details regarding the trust preferred securities.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments and accruals necessary to fairly present the financial position of the Company for the interim period ended June 30, 2008. These financial statements do not include all of the disclosures required by GAAP and have been condensed or omitted pursuant to such SEC rules and regulations and, accordingly, should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There were no significant changes in accounting principle since the last report.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, the unaudited financial information for the three month and six month periods ended June 30, 2008, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Note 2 – Merger Related Activity

Effective July 1, 2007, the Company acquired 100% of the outstanding common stock of Landmark National Bank (“Landmark”) and acquired all of its assets and assumed all of its liabilities.  Landmark’s results of operations are included in the Company’s results beginning July 2, 2007. The acquisition of Landmark expanded the Company’s branch network in San Diego County with two additional branch offices, added experienced banking personnel, and added loan and deposit totals complementary to the Company’s existing product offerings.

The purchase price consisted of approximately 35% cash consideration and 65% stock, totaling approximately $25.3 million. The merger was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the merger date. The allocation of the purchase price will be modified, if necessary, as more information is obtained about the fair value of the assets acquired and liabilities assumed. Details of the estimated fair value purchase price allocation as of December 31, 2007 can be found in Item 8 – Financial Statements and Supplementary Data, Note N - Merger-Related Activity in our Annual Report on Form 10-K for the 2007 fiscal year  filed on March 31, 2008. No significant fair value adjustments were made to the fair value purchase price allocation during the first six months of 2008.

Goodwill recorded in this transaction is not deductible for income tax purposes. The core deposit intangible will be amortized over the expected account retention, which based on the associated account types has a weighted-average life of approximately 8 years.  Amortization expense on core deposit intangibles began in July 2007 and the Company estimates that total amortization expense will be approximately $198,000 each year. For the three month and six month periods ended June 30, 2008, amortization expense totaled $49,351 and $98,702, respectively. The core deposit intangible will be evaluated periodically to determine the reasonableness of the projected amortization period by comparing actual deposit retention to projected retention.

Unaudited Pro Forma Condensed Combined Financial Information

The following table presents unaudited pro forma results of operations for the three month and six month periods ended June 30, 2007 as if the Landmark acquisition described above had taken place at January 1, 2007.  The unaudited pro forma results include: (1) historical accounts of the Company and Landmark; and (2) pro forma adjustments, as may be required, including the amortization of the core deposit intangible acquired.  The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of operating results that would have occurred had this acquisition been completed at the beginning of 2007. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements or operating efficiencies; however merger expenses of approximately $144,000 and $1,088,000 incurred by Landmark for the three month and six month periods ended June 30, 2007 are excluded.

Unaudited Pro Forma Condensed Combined Financial Information

	For the	For the
	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(in thousands)	2007	2007

Net interest income	$5,025	$10,071
Other operating income	263	489
Provision for loan losses	74	151
Other operating expense	4,139	8,221

Income before income tax provision	1,075	2,188
Income tax provision	442	898

Net income	$633	$1,290

Earnings per share:
Basic earnings per share	$0.13	$0.26
Diluted earnings per share	$0.12	$0.25

Note 3 – Stock-Based Compensation Plans

During the three month periods ended June 30, 2007 and June 30, 2008, the Company recognized pre-tax stock-based compensation expense of $31,500 and $68,700, respectively, pursuant to SFAS 123(R).  For the six month period ended, June 30, 2007, the Company recognized pre-tax compensation expense of $70,000 compared to $143,800 for the same period of 2008. The stock-based compensation expense is calculated based upon the original grant date fair value as allowed under SFAS 123(R). The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K for the 2007 fiscal year filed on March 31, 2008 in the respective years of the original grants. There were no grants of performance based options or stock during the first six months of 2008. The following table is a summary of non-performance based stock option activity during 2008:

2008 Activity
Non-Performance Based Options	YTD

Outstanding at Beginning of Period	895,866
Granted	54,500
Exercised	(3,320)
Forfeited and Expired	(9,680)

Outstanding at End of Period	937,366

As of June 30, 2008, the Company expects to realize approximately $981,461 of unrecognized compensation expense for non-performance based stock options which will be expensed over the remaining vesting period of approximately 3.8 years. Unrecognized compensation expense related to performance based options of $381,840 will be recognized only when the performance and vesting criteria are met. The Company has not recognized any pre-tax compensation expense related to performance based options in 2008 because the performance and vesting criteria are not expected to be met.

Note 4 – Recent Accounting Changes

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 141, “Business Combinations,” SFAS No. 141(R). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141 or SFAS No. 141(R). This replaces SFAS No. 141’s cost-allocation process, which required the cost of the acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141 (R) is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not expect the adoption of SFAS 141 (R) to have a material affect on the Company’s consolidated financial position or results of operations.

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

Note 5 – Earnings (Loss) Per Share

The Company realized net losses for both the three month and six month periods ended June 30, 2008 totaling $1,705,999 and $1,258,783, or $0.34 and $0.25 per diluted share, compared to net income of $664,439 and $1,336,872, or $0.16 and $0.32 per diluted share, in the same periods of 2007. The average number of basic and diluted shares outstanding at June 30, 2008 compared to June 30, 2007 has increased primarily as a result of shares issued in conjunction with the acquisition of Landmark in July 2007.

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which shared in the Company’s earnings (loss).

The number of weighted average shares outstanding used to calculate basic and diluted earnings (loss) per share for the three month and six month periods ended June 30, 2008 and 2007 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Basic	4,950,263	3,899,132	4,949,894	3,894,808
Diluted	4,950,263	4,233,262	4,949,894	4,231,001

During 2008, common stock equivalents are excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Note 6 – Fair Values of Assets and Liabilities

The Company adopted SFAS No. 157, “Fair Value Measurements” on a prospective basis beginning January 1, 2008. SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with GAAP and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

Financial assets and financial liabilities measured at fair value for SFAS No. 157 are grouped in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value at times other than the purchase or sale of an asset or liability. These tiers include:

•      Level 1 – Utilizes quoted prices in active exchange markets for identical assets or liabilities.

•      Level 2 – Utilizes quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

•      Level 3 – Utilizes unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2008
(in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$35,857	$—	$35,857	$—
Total	$35,857	$—	$35,857	$—

The Company had no valuations categorized as Level 1 or Level 3 fair value measurements and no financial assets or liabilities which were fair-valued on a non-recurring basis as of June 30, 2008.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three month and six month periods ended June 30, 2008. This discussion should be read in conjunction with our Annual Report for the 2007 fiscal year as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. References to the Company are references to 1st Pacific Bancorp (including the Bank), except for periods prior to the holding company reorganization on January 16, 2007, in which case references to the Company are to the Bank. At present time, the holding company does not engage in any material business activities other than ownership of the Bank; therefore, financial information is primarily reflective of the Bank.

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

After completing its initial public offering, the Company commenced operations on November 17, 2000, from a branch office in the Golden Triangle area of San Diego and a branch office in the Tri-Cities area of North San Diego County. In the following years, the Company opened additional branch offices: one in the Mission Valley area of San Diego, one in the Inland North County area of San Diego and one in El Cajon. On July 1, 2007, the Company completed the acquisition of Landmark which added two established offices to the Bank’s branch network: one in Solana Beach and one in downtown La Jolla. In February 2008, a satellite office was opened in downtown San Diego.

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

Results of Operations

During the second quarter of 2008, the Company experienced an increase of $7.4 million in non-performing loans which was an increase to 2.57% of total assets from 1.01% the previous quarter. After a thorough review of the loan portfolio, including the non-performing loans and the adequacy of the loan loss reserve, the Company recorded a $3.6 million provision for loan losses. As of the end of the second quarter, the allowance for loan losses to total loans was 2.08% compared to 1.31% for the prior quarter. This significant addition to the allowance for loan losses resulted in net losses for the Company in both the quarter and year-to-date periods ended June 30, 2008.

For the quarter ended June 30, 2008, the Company recorded a loss before taxes of $2,893,599 compared to earnings before taxes of $1,131,653 for the quarter ended June 30, 2007. For the six months ended June 30, 2008, the Company recorded a loss before taxes of $2,125,883 compared to earnings before taxes of $2,267,770 for the six months ended June 30, 2007.

The Company realized net losses for both the three month and six month periods ended June 30, 2008 totaling $1,705,999 and $1,258,783, respectively, compared to net income of $664,439 and $1,336,872, in the same periods of 2007.

Compared to the three and six month periods ended June 2007, increased net interest income, noninterest income and noninterest expense is largely attributable to the acquisition of Landmark in July 2007. The comparability of noninterest expenses for the three and six month periods ended June 30, 2008 in relation to the same periods of the prior year is also affected by expenses related to the relocation of three of the Bank’s offices, including two branch offices and the headquarters office, during the third quarter of 2007.

The results for the quarter ended June 2008 reflect the difficult economic environment in 2008, and specifically how the drop in real estate valuations has impacted the Bank’s borrowers and related loan assets. Management still believes that San Diego County is an attractive business environment with a large employment base, a diverse economy, well established infrastructure and a dynamic market. The acquisition of Landmark in 2007 and the opening of a banking facility in downtown San Diego in February 2008 have established a broader foundation to support the Company’s ongoing strategy of building a leading community business bank.

Balance Sheet Review

Total Assets

Total assets at June 30, 2008, were $452.2 million, an increase of $37.6 million from $414.6 million at December 31, 2007. Asset growth was centered in investment securities, which increased $12.1 million, and net loans, which increased $23.4 million, since year end 2007.

Liquidity and Cash Flows

The Company’s balance sheet liquidity, which is a measure of its ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds being gathered and the assets being funded.  Liquidity primarily relies on funds from short-term liabilities such as demand deposits, certificates of deposit, and short-term borrowings and is augmented by payments of principal and interest on loans. Access to short-term investments, primarily Federal funds sold, is the primary means for providing immediate liquidity; however, the Company maintains credit facilities with correspondent banks and has access to borrowing facilities at the Federal Reserve Bank and through its Federal Home Loan Bank membership to aid in managing its short-term liquidity needs. In general, these credit and borrowing facilities may be reduced or withdrawn at any time and may include provisions for pledging of collateral.

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

In order to manage liquidity, the Company’s management monitors a number of liquidity ratios, including the level of liquid assets to funding sources (both on and off the balance sheet), the level of dependence on non-core funding sources, the level of loans to funding sources, the level of short-term investments to total assets, contingent sources to total deposits and the level of unfunded loan commitments.  As of June 30, 2008, management of the Company considers its liquidity sufficient to meet the Company’s liquidity needs.

During the six months ended June 30, 2008, cash provided by operating activities generally resulted from net income before the provision for loan losses, a non-cash expense. Total deposits, a financing activity, have declined approximately $1.0 million, or less than 1%, during the first six months of 2008. Loan totals, an investing activity, increased approximately $26.9 million, or 7.6%, consisting mostly of commercial and residential real estate loans. The Company has purchased $21.5 million in securities during the first six months of 2008. Asset growth was funded primarily by wholesale borrowings of $40.0 million from the Federal Home Loan Bank (the “FHLB”). To the extent that deposits continue to decrease, financing activities will be supplemented by actively managing borrowings, soliciting new deposits through deposit promotions and/or brokered funds. Also see the Investments section below.

Borrowings

The Company’s total borrowings increased by $40.0 million since December 31, 2007 and were mainly used to finance purchases of investment securities and growth in the loan portfolio. FHLB borrowings were $50.0 million at June 30, 2008, compared to $10.0 million at December 31, 2007. The Company’s holdings of subordinated debt of $10.2 million have not changed since December 31, 2007.

The Company maintains $5.0 million in Floating Rate Junior Subordinated Debentures issued in March, 2005, with a final maturity of June 15, 2020, a right on behalf of the Bank for early redemptions beginning in June, 2010, and an interest rate which floats quarterly based on 3 Month LIBOR plus a spread of 178 basis points. The coupon interest rate on the subordinated debt as of June 30, 2008 was 4.56% (3 month LIBOR plus 1.78%).

In June 2007, the Company issued $5.0 million in floating rate preferred securities (the “Trust Preferred Securities”) through a Delaware trust affiliate, FPBN Trust I (the “Trust”). The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of Common Securities to purchase $5,155,000 in aggregate principal amount of the Company’s unsecured floating rate junior subordinated debt securities due September 1, 2037 issued by the Company (the “Junior Subordinated Debt Securities”). As of June 30, 2008, the coupon interest rate was 4.08% (3 month LIBOR plus 1.40%) and floats quarterly.

Other borrowings as of June 30, 2008 consist of $50.0 million in advances from the Federal Home Loan Bank. Below is a schedule of those borrowings:

	Date of Advance	Final Maturity Date	Rate	Principal Balance
FHLB Mortgage Collateral Advance	6/30/2008	7/1/2008	2.870%	$10,000,000
FHLB Mortgage Collateral Advance	9/13/2007	9/14/2009	4.500%	5,000,000
FHLB Mortgage Collateral Advance	3/19/2008	3/19/2010	2.355%	5,000,000
FHLB Mortgage Collateral Advance	5/12/2008	5/12/2010	2.965%	10,000,000
FHLB Mortgage Collateral Advance	3/14/2008	3/14/2011	2.912%	10,000,000
FHLB Mortgage Collateral Advance	3/28/2008	3/28/2011	2.967%	5,000,000
FHLB Mortgage Collateral Advance	9/13/2007	9/13/2012	4.310%	5,000,000
			Total	$50,000,000

Capital Resources

Shareholders’ equity at June 30, 2008, totaled $43.7 million compared to $45.0 million at December 31, 2007. Tangible book value per share totaled $6.44 at June 30, 2008, compared to $6.69 as of December 31, 2007 and $7.04 at June 30, 2007.

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

		Actual Ratios
	Required Ratio	June 30, 2008	December 31, 2007

Tier 1 Leverage Capital (to Average Assets)	5.00%	8.34%	9.00%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	8.53%	9.54%
Total Capital (to Risk Weighted Assets)	10.00%	10.98%	12.01%

The Bank expects to continue to maintain capital ratios which meet regulatory guidelines and continue to be classified as a “well-capitalized” bank. No additional capital offerings are expected at this time.

Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment.  Such events or circumstances may include:  a significant adverse change in the business climate; an adverse action or assessment by a regulator; loss of key personnel; or unanticipated competition.  The Company tested its goodwill for impairment in the fourth quarter of 2007. More recently, in light of current market conditions, the Company reviewed the fair value of its capital position, including the goodwill component, and concluded that no impairment of goodwill exists at this time.

Investments

Amid declining net interest margins and slowing growth of deposits, the Company is actively managing its investment portfolio and coordinating borrowings with the goal of achieving a positive, stable net interest spread.

The Company’s investment portfolio consisted of $35.9 million in available for sale securities as of June 30, 2008, an increase of $12.1 million since December 31, 2007. During the first quarter of 2008, the Company purchased approximately $10.2 million in non-agency, AAA-rated, collateralized mortgage obligations and $4.4 million in corporate debt securities. During the second quarter of 2008, the Company purchased $4.8 million in fixed rate, tax exempt municipal bonds, sold $3.3 million of government sponsored agency mortgage backed securities and a $500,000 government sponsored agency security matured.

The tables below set forth the composition of the Company’s portfolio of available for sale securities for the periods ended June 30, 2008 and December 31, 2007:

	June 30, 2008
	Amortized Cost	Unrealized Gain (Loss)	Market Value	Total Percent
Corporate Debt Securities	$14,272,385	$(247,367)	$14,025,018	39.11%
Bank-Qualified Municipals	4,771,089	(234,032)	4,537,057	12.65%
Government-Sponsored Agency - MBS	6,353,766	61,167	6,414,933	17.89%
Collateralized Mortgage Obilgations (CMO’s)	9,837,603	(4,763)	9,832,840	27.42%
U.S. Agency MBS	1,051,116	(4,444)	1,046,672	2.92%
	$36,285,959	$(429,439)	$35,856,520	100.00%

	December 31, 2007
	Amortized Cost	Unrealized Gain (Loss)	Market Value	Total Percent
Corporate Debt Securities	$9,895,810	$(238,748)	$9,657,062	40.67%
U.S. Government-Sponsored Agencies	1,995,670	2,612	1,998,282	8.42%
Government-Sponsored Agency - MBS	10,530,576	137,427	10,668,003	44.92%
U.S. Agency MBS	1,415,543	7,539	1,423,082	5.99%
	$23,837,599	$(91,170)	$23,746,429	100.00%

The weighted average yield on the investment portfolio at June 30, 2008 was 5.42% with a weighted average life of 5.2 years. This compares to a yield of 5.64% at December 31, 2007 with a weighted average life of 3.3 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted average time to the receipt of all future cash flows, using as weights the dollar amounts of the principal pay downs.

The modified duration of the Company’s total investment portfolio increased from 1.95% at March 31, 2008, to 4.66% at June 30, 2008 primarily as a result of the purchase of $4.8 million in bank-qualified municipal securities during the second quarter. Modified duration is a measure of the sensitivity of an investment’s price to interest rate movements. It is approximately proportional to the percentage change in price for a one percent change in interest rates.

Loan Portfolio and Loan Quality

Total loans increased by $26.9 million from $349.8 million at December 31, 2007 to $376.5 million at June 30, 2008. Most of this increase was due to 27% growth in residential and commercial real estate loans. Total loans increased 33% when compared to $282.2 million at the end of the same quarter of 2007, of which $71 million were acquired with Landmark. At June 2008 the portfolio consisted of approximately: 20% commercial loans, 33% construction and land, 41% residential and commercial real estate, and 3% each of SBA and consumer type loans. The Company does not engage in traditional long-term mortgage lending, and consequently, has no sub-prime mortgages in its loan portfolio.

Nonperforming assets

The Company’s nonperforming assets consist of loans which have (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, or (iii) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on nonaccrual status. Generally, loans are placed in nonaccrual status when they are past due 90 days or more and management has determined that they may not be fully collectible as to principal and interest.

Nonperforming assets were $11.6 million, or 2.57% of total assets, at June 30, 2008, compared with $5.6 million, or 1.34% of total assets, at December 31, 2007 and $4.7 million, or 1.51% of total assets at June 30, 2007. All of the Company’s nonperforming assets as of June 30, 2008 were considered nonaccrual loans.

Nonaccrual loans, as well as other potential problem loans, are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

Nonperforming assets at the end of June 2008 include loan balances of approximately $1.0 million guaranteed by the SBA. The increase in nonperforming assets since the previous quarter is largely attributable to one relationship of $4.9 million for two land development loans, for which $3.2 million has been established as a reserve. Additionally, at the end of June 2008, nonperforming loans included four construction loans totaling $4.6 million, eight SBA loans totaling $1.5 million and $568,000 in other commercial loans. Each of these loans is independently evaluated in connection with assessing the adequacy of the allowance for loan losses.

The following is a summary of nonperforming assets at June 30, 2008 and December 31, 2007. The Company has never had any other real estate owned.

	June 30,	December 31,
	2008	2007
	(in thousands)
Loans 90 Days Past Due and Still Accruing	$—	$62
Loans on Nonaccrual	11,640	5,492
Total Nonperforming Loans	11,640	5,554
Other Real Estate Owned	—	—
Total Nonperforming Assets	$11,640	$5,554

Loans 90 Days Past Due as a Percentage of Total Loans	0.00%	0.02%
Nonaccrual Loans as Percentage of Total Loans	3.09%	1.57%
Nonperforming Loans as a Percent of Total Loans	3.09%	1.59%

Allowance for Loan Losses as a Percent of Nonperforming Loans	67.17%	81.32%
Nonperforming Assets as a Percent of Total Assets	2.57%	1.34%

Potential Problem Loans

At June 30, 2008, in addition to loans disclosed above as past due or nonaccrual, management also identified six additional potential problem loans totaling $13.4 million. This was an increase of $8.5 million from the $4.9 million reported as of March 31, 2008. These are loans where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place these loans on nonaccrual status at June 30, 2008. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. Estimated possible losses from these potential problem loans have been provided for in determining the allowance for loan losses at June 30, 2008.

Allowance for Loan Losses

The Company maintains an allowance for loan losses that is increased by a provision for loan losses charged against operating results. The provision for loan losses is determined by management as the amount to be added to the allowance for probable loan losses after net charge offs have been deducted to bring the allowance to an adequate level to absorb probable loan losses within the existing portfolio.

A provision for loan losses of $3.6 million was made in the second quarter of 2008 compared to $74,000 in the same period of the prior year. For the six month periods ended June 30, 2008 and 2007, the provision for loan losses was $3.6 million and $151,000, respectively. Net loan charge-offs were $223,000 during the second quarter of 2008, and the allowance for loan losses totaled $7.8 million, or 2.08% of total loans, compared with net charge-offs of $25,000 and allowance for loans losses of $4.5 million, or 1.31% of total loans at March 31, 2008. The allowance for loan losses at December 31, 2007 was 1.29% of total loans.

No assurance can be given that economic conditions which could adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future. Management believes that the allowance at June 30, 2008, is adequate to cover potential future losses. However, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans in the portfolio deteriorate. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

See the table below for changes in allowance for loan losses for the three and six month periods ended June 30, 2008 compared to the same periods of the prior year.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Allowance, Beginning of Period	$4,491,626	$3,328,102	$4,516,626	$3,251,002
Provision for Loan Losses	3,550,000	74,000	3,550,000	151,000
Recoveries on Loans Charged Off	—	—	—	100
Loans Charged Off	(223,155)	—	(248,155)	—
Allowance, End of Period	$7,818,471	$3,402,102	$7,818,471	$3,402,102

Deposits

As of June 30, 2008, total deposits have decreased $1.0 million to $344.4 million from $345.4 million at December 31, 2007. This net decrease in deposits was attributable to declines in non-interest bearing deposits of $4.6 million, interest bearing NOW accounts of $2.2 million and time deposits of $10.6 million, offset by an increase in money market and savings accounts of $16.4 million.

Included in total time deposits are funds received through the use of deposit brokers who place the funds with the Company on behalf of their clients. The total level of deposits from these non-traditional sources was approximately $51.5 million at June 30, 2008, compared to approximately $48.2 million at December 31, 2007.  The level of deposits accepted from these non-traditional sources is carefully managed.

Income Statement Review

Net Interest Income/Net Interest Margin

The principal component of the Company’s revenues is net interest income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other interest-bearing liabilities.  The following table sets forth the components of net interest income, average earning assets and net interest margin:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest Income	$6,974,533	$6,569,095	$14,193,519	$13,016,743
Interest Expense	2,504,671	2,801,357	5,301,780	5,511,514

Net Interest Income	$4,469,862	$3,767,738	$8,891,739	$7,505,229

Average Earning Assets	$415,197,030	$314,563,704	$400,333,555	$310,912,231
Net Interest Margin (1)	4.32%	4.80%	4.45%	4.87%

(1) Interim periods are presented on an annualized basis.

The Company experienced an increase in net interest income and average earning assets during both the three month and six month periods ended June 30, 2008, compared to the same periods of the prior year. These increases were primarily due to the acquisition of Landmark which became effective July 1, 2007. For both the three month and six month periods ended June 30, 2008, net interest income increased approximately 19%, compared to the same periods of the previous year. Average earning assets increased 29% and 32% between the three and six month periods ended June 30, 2008, respectively, compared to the same periods of 2007.

The decline in net interest margin from the same periods of the prior year and also the first quarter of 2008 can be attributed to many factors including a decrease in loan yields and the cumulative affects of changes in monetary policy. The target Federal Funds rate was 5.25% at June 30, 2007 and had fallen to 2.00% by April 30, 2008. This 325 basis point drop continues to put pressure on the Company’s net interest margin. In addition, an increase in nonaccrual loans has had a negative impact, affecting the margin 35 basis points in the second quarter of 2008. Interest income would have increased by approximately $361,000 during the second quarter of 2008 if all loans on nonaccrual would have been accruing.

The net interest margin was 4.80% for second quarter of 2007, compared to 4.32% for the second quarter of 2008. Similarly, the net interest margin for the six month period ended June 30, 2008 was 4.45% compared to 4.87% for the same period of the prior year. Yield on loans decreased 136 basis points to 7.42% for the six months of 2008, compared to 8.78% for the same period of 2007. However, the cost of interest-bearing deposits decreased only 109 basis points to 3.43% compared to 4.52% in 2007.

On a sequential quarter basis, net interest margin was 4.32% at June 30, 2008 compared to 4.60% at March 31, 2008. The cost of funding earning assets decreased 49 basis points while asset yields decreased 77 basis points. The Company’s yield on loans decreased 91 basis points to 6.98% from 7.89% in the first quarter of 2008. The cost of interest-bearing deposits also experienced a 69 basis point decline to 3.09% compared to 3.77% for the quarter ended March 31, 2008.

Interest rate sensitivity is closely monitored and managed; however, management anticipates continued volatility in the Company’s net interest margin due to changes in earning asset mix, changes in cost of funds, and changes in the level of interest rates or the direction of interest rates as determined by rate policies of the Federal Reserve Board.

Noninterest Income

Noninterest income represents deposit account service charges, fees from the sale or brokering of loans, gains on sales of securities and other types of fee income.

Three month analysis

For the quarter ended June 30, 2008, the Company realized $326,853 in noninterest income compared to $176,404 for the quarter ended June 30, 2007. This 85% increase includes an increase of $144,997 in service charges and miscellaneous income from $95,911 in the second quarter of 2007 to $240,908 in the second quarter of 2008. The increase can be partially attributed to a change in systems and procedures to more effectively collect non-sufficient funds and overdraft charges. The addition of two branch locations resulting from the acquisition of Landmark, which added $81.8 million in total deposits, was the primary factor contributing to the increase in service charges, fees and other income for the quarters after the acquisition date of July 1, 2007.

Six month analysis

For the six months ended June 30, 2008, the Company realized $558,442 in noninterest income compared to $346,296 for the six months ended June 30, 2007. This 61% increase includes increases in service charges and miscellaneous income of $252,834 and gains on sale of securities of $24,996. Gains on sale of loans and brokered fee income decreased $32,506 and $34,828, respectively.

Sequential quarter analysis

On a sequential quarter basis, noninterest income, for the quarter ended June 30, 2008, increased $95,264, or 41%, from $231,589 for the quarter ended March 31, 2008. The majority of this increase is due to the brokered fee income, gains on sale of securities and gains on sale of loans totaling $85,945 mentioned above, all of which occurred during the second quarter of 2008.

Noninterest Expense

Noninterest expense represents salaries and benefits costs, occupancy and equipment expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. The Company realized large increases in some noninterest expenses beginning the third quarter of 2007 due to Company growth and expansion and the acquisition of Landmark.

Three month analysis

Total noninterest expenses were $4,140,314 for the second quarter of 2008, an increase of $1,401,825, or 51%, above the year-ago period. The majority of the increase in expenses since the second quarter of 2007 resulted from the acquisition of Landmark in the third quarter of 2007.

Salaries and benefits were $2,443,546 for the second quarter of 2008 compared to $1,584,469 in the second quarter of 2007. This 54% increase is primarily due to the addition of positions to staff the branch offices added during the Landmark acquisition and expenses necessary to supplement administrative support areas. Also, during June 2008, additional salary and benefits expense of approximately $279,000 was incurred for a one-time pre-tax charge in severance related expenses.

Occupancy and equipment expenses for the quarter ended June 30, 2008 increased $358,858, or 89%, to $760,530 compared to the second quarter of 2007. The increase was primarily the result of a 130% increase in premises lease expense which increased to $429,376 in the second quarter of 2008 from $186,484 in the second quarter of 2007. The Company’s integration of Landmark’s two branch offices in Solana Beach and La Jolla and relocation of three offices during the third quarter of 2007 has had a significant affect on all subsequent quarters. Other operating expenses increased $183,890, or 24%, to $936,238 compared to the second quarter of 2007 mostly due to the integration of Landmark and associated expenses.

Six month analysis

Total noninterest expenses were $8,026,064 for the first six months of 2008, an increase of $2,593,309, or 48%, above the year-ago period. As noted in the three month analysis above, the majority of the increase in expenses between the first six months of 2007 compared to the first six months of 2008 resulted from the acquisition of Landmark in the third quarter of 2007.

Salaries and benefits were $4,720,202 for the first six months of 2008 compared to $3,214,234 in the first six months of 2007. This 47% increase is primarily due to the addition of employees to staff two additional branch offices and supplement administrative areas after the acquisition of Landmark beginning July 2007. Also, a one-time pre-tax charge of $279,000 in severance related expenses incurred in June 2008. Occupancy and equipment expenses increased $705,656, or 88%, to $1,507,501 compared to the first six months of 2007. The increase was primarily the result of a 126% increase in premises lease expense which increased to $854,618 from $377,690 in the first six months of 2007 due to the integration of Landmark’s two branch offices and the relocation of three of the Bank’s other offices during the third quarter of 2007 which resulted in increased lease expense. Other operating expenses increased $381,685, or 27%, to $1,798,361 compared to the first six months of 2007 mostly due to the integration of Landmark, relocation of branch offices and associated expenses.

Sequential quarter analysis

On a sequential quarter basis, noninterest expenses for the quarter ended June 30, 2008 increased $254,564, or 7%, from $3,885,750 compared to the first three months of 2008. Salary and benefits increased $166,890 which is due to a severance accrual of $279,000 during June 2008, partially offset by additional deferred loan costs due to increased loan production of $31,500, a decrease in temporary services of $20,006 and a decrease in employer taxes of $44,564. Total occupancy and equipment expenses experienced in the second quarter of 2008 increased $13,559, or 2%, compared with the level of the prior quarter.

For the three months ended June 30, 2008, other operating expenses increased 9%, or $74,115, compared to $862,123 in the first quarter of 2008. The following areas all experienced increases from first quarter 2008 to second quarter of 2008; $10,053 in expenses related to the annual shareholder meeting and regulatory filings, $31,461 in business meals and entertainment, $29,533 in legal expenses for personnel related matters and loan collection efforts, $12,486 in loan review expenses, $9,577 in consulting fees and $15,104 in training and staff event expenses. Noninterest expense increases were offset by reductions in the following areas: $19,112 in third party processing and $25,291 in supplies and miscellaneous.

Income Taxes

The Company experienced an income tax benefit for the quarter ended June 30, 2008, which totaled $1,187,600 compared to income tax expenses of $467,214 for the same quarter of the prior year. For the six months ended June 30, 2008, the Company’s income tax benefit was $867,100 compared to income tax expense of $930,898 for the same period of the prior year. The effective tax rates were 41.0% and 41.3% for the three months ended June 30, 2008 and 2007 and 40.8% and 41.1% for the six months ended June 30, 2008 and 2007, respectively.

Contractual Obligations

Our significant contractual obligations and significant commitments at December 31, 2007 are included in our Annual Report on Form 10-K for the year ended December 31, 2007. Effective February 1, 2008, the Company entered into a nine month lease to house a satellite office in downtown San Diego.  The office is located at 525 B Street, Suite 1500, San Diego, California. The monthly lease obligation is $1,450. No additional lease obligations have been entered into during the second quarter of 2008.

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

Off Balance Sheet Arrangements

The Company, in its ordinary course of business, has commitments to disburse loan proceeds both under revolving and non-revolving arrangements. As of June 30, 2008, the total of these commitments approximated $119.8 million compared to $108.9 million as of March 31, 2008 and $104.4 million as of December 31, 2007.  Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. For discussion about the Company’s borrowing facilities see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Cash Flows section above.

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

Additional information regarding the Company’s market risk may be found in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the Company’s market risk exposure during the first six months of 2008.

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

Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not a party to any material, pending legal proceedings, other than ordinary, routine litigation incidental to its business.

Item 1A – Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In connection with entering into an Employment Agreement in November of 2007 with A. Vincent Siciliano, our President and Chief Executive Officer at the time, Mr. Siciliano received a restricted stock grant which began vesting pursuant to its terms on the first day on which our common stock was quoted on NASDAQ, which was January 3, 2008.  Upon his resignation in July of 2008, Mr. Siciliano forfeited the unvested restricted shares; a stock certificate was issued on July 2, 2008, for the 2,500 shares of our common stock that had vested.  The 2,500 shares issued to Mr. Siciliano were granted as part of the terms of his Employment Agreement and we did not receive any cash consideration for such grant.  The issuance of these shares was exempt from registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, because the transaction did not include a public offering.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

On May 15, 2008, the Company held its Annual Meeting of Shareholders for the purpose of considering and voting upon the following matter:

Proposal I – Election of Directors

To elect the following eight (8) nominees to serve as directors for a one-year term until their successors are duly elected and have been qualified: Robert P. Cange, Ronald J. Carlson, Albert Colucci, James G. Knight, MD, Susan Lew, Albert L. Logan, CPA, Christopher S. McKellar and A. Vincent Siciliano.

Of the 4,947,763 eligible votes, approximately 72% were voted. The results of the voting for the eight nominees for director were as follows:

Proposed Director	For	Withheld
Robert P. Cange	3,535,576	36,993
Ronald J. Carlson	3,527,826	44,743
Albert Colucci	3,533,016	39,553
James G. Knight, M.D.	3,520,216	52,353
Susan Lew	3,518,889	53,680
Albert L. Logan, CPA	3,536,416	36,153
Christopher S. McKellar	3,528,834	43,735
A. Vincent Siciliano	3,521,710	50,859

On July 3, 2008, Mr. A. Vincent Siciliano resigned his position as a member of the Company’s board of directors.

Item 5 – Other Information

(a)          None.

(b)         None.

Item 6 – Exhibits

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

10.1

Separation and Consulting Agreement and General Release of Claims dated July 3, 2008, between 1st Pacific Bancorp, 1st Pacific Bank of California and A. Vincent Siciliano, incorporated by reference to 1st Pacific Bancorp’s report on Form 8-K filed July 7, 2008.

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

1st Pacific Bancorp

Date:	August 8, 2008	/s/ Ronald J. Carlson
Ronald J. Carlson
Acting President and Chief Executive Officer

Date:	August 8, 2008	/s/ James H. Burgess
James H. Burgess
Executive Vice President and
Chief Financial Officer