Form 10-Q
period 2008-09-30
1st Pacific Bancorp
filed 2008-11-13
CIK 1380712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

On November 5, 2008, there were 4,980,481 shares of 1st Pacific Bancorp common stock outstanding.

1st Pacific Bancorp

Quarterly Report on Form 10-Q for the period ended September 30, 2008

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

In connection with the safe harbors created by Section 21E of the Securities Exchange Act of 1934, as amended, and the provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include, but are not limited to, the following:

•                  The factors described in Item 1A-Risk Factors of the Company’s Annual Report on Form 10-K for the 2007 fiscal year filed on March 31, 2008.

•                  The possibility that anticipated operating efficiencies and financial benefits resulting from the merger of our wholly-owned subsidiary, 1st Pacific Bank of California with Landmark National Bank, effective July 1, 2007, will not be realized.

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

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

1st Pacific Bancorp

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007

Cash and Due From Bank	$9,705,635	$6,397,189
Federal Funds Sold	17,110,000	11,160,000
TOTAL CASH AND CASH EQUIVALENTS	26,815,635	17,557,189

Investment Securities Available for Sale	26,398,344	23,746,429

Construction & Land Development	116,697,199	125,661,143
Real Estate - Comm’l & Residential	147,698,994	120,530,541
SBA 7a & 504	9,837,192	15,880,428
Commercial & Consumer	91,461,664	87,746,610
Allowance for Loan Losses	(4,072,629)	(4,516,625)
NET LOANS	361,622,420	345,302,097

Premises and Equipment	3,753,724	4,094,785
Equity Securities	4,942,850	3,184,200
Goodwill and Other Intangible Assets	11,761,501	11,906,536
Other Assets	10,261,628	8,856,089

TOTAL ASSETS	$445,556,102	$414,647,325

Noninterest-Bearing Deposits	$70,505,740	$73,366,761
Interest-Bearing Deposits	287,093,655	271,994,846
TOTAL DEPOSITS	357,599,395	345,361,607

Subordinated Debt and Other Borrowings	40,155,000	20,155,000
Accrued Interest and Other Liabilities	4,333,754	4,156,771
TOTAL LIABILITIES	402,088,149	369,673,378

Common Stock	37,156,251	37,028,186
Additional Paid in Capital	531,611	350,511
Retained Earnings	6,399,787	7,649,040
Accumulated Other Comprehensive Income, net	(619,696)	(53,790)
TOTAL SHAREHOLDERS’ EQUITY	43,467,953	44,973,947

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$445,556,102	$414,647,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Income Statements

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and Fees on Loans	$6,311,978	$7,710,800	$19,369,779	$19,968,504
Interest on Investment Securities	508,472	298,464	1,445,475	575,037
Interest on Federal Funds Sold and Other	98,834	264,796	297,549	747,262
TOTAL INTEREST INCOME	6,919,284	8,274,060	21,112,803	21,290,803
INTEREST EXPENSE
Interest on NOW, Savings & Money Market Accounts	555,671	1,142,791	1,902,777	3,016,452
Interest on Time Deposits	1,554,287	1,898,108	4,747,851	4,821,764
Interest on Borrowings	530,601	200,810	1,291,711	915,007
TOTAL INTEREST EXPENSE	2,640,559	3,241,709	7,942,339	8,753,223
NET INTEREST INCOME	4,278,725	5,032,351	13,170,464	12,537,580

Provision for Loan Losses	250,000	37,000	3,800,000	188,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,028,725	4,995,351	9,370,464	12,349,580

NONINTEREST INCOME
Service Charges, Fees and Other Income	394,883	177,618	892,374	395,631
Brokered Loan Fees and Gain on Loan Sales	36,874	—	97,824	128,283
	431,757	177,618	990,198	523,914
NONINTEREST EXPENSE
Salaries and Employee Benefits	2,187,461	2,181,582	6,907,663	5,395,816
Occupancy and Equipment Expense	768,051	787,989	2,275,552	1,589,834
Marketing and Business Promotion	116,075	185,215	358,812	475,629
Data Processing	299,333	312,737	897,863	746,777
Professional and Regulatory Fees	361,477	210,159	844,187	551,910
Office and Administrative Expenses	223,962	319,770	684,997	661,109
Other Miscellaneous Expenses	509,292	1,663	522,641	10,783
	4,465,651	3,999,115	12,491,715	9,431,858
INCOME (LOSS) BEFORE TAXES	(5,169)	1,173,854	(2,131,053)	3,441,636

Income Tax Expense (Benefit)	(14,700)	488,629	(881,800)	1,419,532
NET INCOME (LOSS)	$9,531	$685,225	$(1,249,253)	$2,022,104

Per Share Data:
Net Income (Loss) - Basic	$0.00	$0.14	$(0.25)	$0.48
Net Income (Loss) - Diluted	$0.00	$0.13	$(0.25)	$0.44

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity

						Accumulated
						Other
		Common	Paid In	Retained	Comprehensive	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Income (Loss)

Balance, December 31, 2006	3,889,692	$20,637,080	$104,915	$5,183,859		$10,401

Stock-based Compensation			245,596
Exercise of Stock Options, Including Tax Benefits	56,971	503,262

Shares and Substituted Warrants Issued in Purchase of Landmark National Bank	1,000,180	15,926,244

Shares Repurchased upon Exercise of Dissenters’ Rights	(2,400)	(38,400)

Comprehensive Income:
Net Income for the Period				2,465,181	$2,465,181
Unrecognized Loss in Investment Securities Available for Sale, net					(62,179)	(62,179)

Reclassification of Gain Included in Net Income, net					(2,012)	(2,012)
Total Comprehensive Income					$2,400,990

Balance, December 31, 2007	4,944,443	37,028,186	350,511	7,649,040		(53,790)

Stock-based Compensation			181,100
Stock Grants and Options Exercised	26,038	128,065

Comprehensive Income:
Net Loss for the Period				(1,249,253)	$(1,249,253)
Change in Gain/Loss on Investment Securities, net					(565,906)	(565,906)
Total Comprehensive Income					$585,831

Balance, September 30, 2008	4,970,481	$37,156,251	$531,611	$6,399,787		$(619,696)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statements of Cash Flows

	For the
	Nine Months
	Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net Income (Loss)	$(1,249,253)	$2,022,104
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	615,975	493,384
Provision for Loan Losses	3,800,000	188,000
Stock-based Compensation Expense	181,100	129,700
Decrease (Increase) in Income Tax Receivable	(1,416,800)	154,032
Decrease (Increase) in Accrued Interest	265,853	(539,266)
Loss on Sale of Fixed Assets	5,061	—
Impairment Loss on Investment Securities	500,000	—
Other Items - Net	(498,480)	238,696
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,203,456	2,686,650

INVESTING ACTIVITIES
Purchases of Investment Securities	(21,537,218)	(211,250)
Maturities and Sales of Investment Securities	18,385,303	5,448,420
Change in Equity Securities	(1,758,650)	138,100
Net Change in Loans	(20,120,323)	(2,457,610)
Cash paid for Acquisition of Landmark	—	(9,463,231)
Cash and Cash Equivalents Acquired from Landmark	—	5,417,390
Purchases of Premises and Equipment	(279,975)	(1,088,669)
NET CASH USED BY INVESTING ACTIVITIES	(25,310,863)	(2,216,850)

FINANCING ACTIVITIES
Stock Options Exercised	128,065	220,672
Increase (Decrease) in Borrowings	20,000,000	(8,855,000)
Increase in Deposits	12,237,788	8,520,588
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	32,365,853	(113,740)

INCREASE IN CASH AND CASH EQUIVALENTS	9,258,446	356,060

Cash and Cash Equivalents at Beginning of Period	17,557,189	30,084,447

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,815,635	$30,440,507

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

The preparation of these unaudited consolidated financial statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), required management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three month and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2008.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments and accruals necessary to fairly present the financial position of the Company for the interim period ended September 30, 2008. These financial statements do not include all of the disclosures required by GAAP and have been condensed or omitted pursuant to such SEC rules and regulations and, accordingly, should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There were no significant changes in accounting principle since the last report.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, the unaudited financial information for the three month and nine month periods ended September 30, 2008, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

The purchase price consisted of approximately 35% cash consideration and 65% stock, totaling approximately $25.3 million. The merger was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the merger date. The allocation of the purchase price will be modified, if necessary, as more information is obtained about the fair value of the assets acquired and liabilities assumed. Details of the estimated fair value purchase price allocation as of December 31, 2007 can be found in Item 8 — Financial Statements and Supplementary Data, Note N - Merger-Related Activity in our Annual Report on Form 10-K for the 2007 fiscal year  filed on March 31, 2008. No significant fair value adjustments were made to the fair value purchase price allocation during the first nine months of 2008.

Goodwill recorded in this transaction is not deductible for income tax purposes. The core deposit intangible will be amortized over the expected account retention, which based on the associated account types has a weighted-average life of approximately 8 years.  Amortization expense on core deposit intangibles began in July 2007. For the three month and nine month periods ended September 30, 2008, amortization expense totaled $49,351 and $148,053, respectively. The Company periodically evaluates the core deposit intangible to determine the reasonableness of the projected amortization period by comparing actual deposit retention to projected retention. In October 2008, a retention analysis was performed and, as a result, amortization expense will be accelerated on a prospective basis. The Company is continuing to evaluate the results of the retention analysis, but expects the amortization expense to increase by as much as $120,000 annually.

Unaudited Pro Forma Condensed Combined Financial Information

The following table presents unaudited pro forma results of operations for the three month and nine month periods ended September 30, 2007 as if the Landmark acquisition described above had taken place at January 1, 2007.  The unaudited pro forma results include: (1) historical accounts of the Company and Landmark; and (2) pro forma adjustments, as may be required, including the amortization of the core deposit intangible acquired.  The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of operating results that would have occurred had this acquisition been completed at the beginning of 2007. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements or operating efficiencies; however merger expenses of approximately $1,088,000 incurred by Landmark in 2007 are excluded.

Unaudited Pro Forma Condensed Combined Financial Information

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(in thousands)	2007	2007

Net interest income	$5,032	$15,103
Other operating income	178	667
Provision for loan losses	37	188
Other operating expense	3,999	12,220

Income before income tax provision	1,174	3,362
Income tax provision	489	1,387

Net income	$685	$1,975

Earnings per share:
Basic earnings per share	$0.14	$0.40
Diluted earnings per share	$0.13	$0.38

Note 3 – Stock-Based Compensation Plans

During the three month periods ended September 30, 2007 and September 30, 2008, the Company recognized pre-tax stock-based compensation expense of $59,700 and $37,300, respectively, pursuant to SFAS 123(R).  For the nine month period ended, September 30, 2007, the Company recognized pre-tax compensation expense of $129,700 compared to $181,100 for the same period of 2008. The stock-based compensation expense is calculated based upon the original grant date fair value as allowed under SFAS 123(R). The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K for the 2007 fiscal year filed on March 31, 2008 in the respective years of the original grants. There were no grants of performance based options or stock during the first nine months of 2008. The following table is a summary of non-performance based stock option activity during 2008:

2008 Activity
Non-Performance Based Options	YTD

Outstanding at Beginning of Period	895,866
Granted	99,500
Exercised	(23,538)
Forfeited and Expired	(41,180)

Outstanding at End of Period	930,648

In addition to the above activity, during 2008 2,500 shares have been issued pursuant to stock grants.  As of September 30, 2008, the Company expects to realize approximately $956,584 of unrecognized compensation expense for non-performance based stock options which will be expensed over the remaining vesting period of approximately 3.7 years. Unrecognized compensation expense related to performance based options of $211,840 will be recognized only when the performance and vesting criteria are met. The Company has not recognized any pre-tax compensation expense related to performance based options in 2008 because the performance and vesting criteria are not expected to be met.

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

Note 5 – Earnings (Loss) Per Share

The Company realized $9,531 in net income for the three month period ended September 30, 2008 and a net loss of ($1,249,253) for the nine month period ended September 30, 2008, or $0.00 and ($0.25) per diluted share, compared to net income of $685,225 and $2,022,104, or $0.13 and $0.44 per diluted share, in the same periods of 2007. The year-to-date average number of basic and diluted shares outstanding at September 30, 2008 compared to September 30, 2007 has increased primarily as a result of shares issued in conjunction with the acquisition of Landmark in July 2007.

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

The number of weighted average shares outstanding used to calculate basic and diluted earnings (loss) per share for the three month and nine month periods ended September 30, 2008 and 2007 were as follows:

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic	4,964,107	4,910,354	4,954,667	4,233,323
Diluted	5,066,774	5,212,129	4,954,667	4,558,044

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2008
(in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$26,398	$—	$26,398	$—
Total	$26,398	$—	$26,398	$—

The Company had no valuations categorized as Level 1 or Level 3 fair value measurements and no financial assets or liabilities which were fair-valued on a non-recurring basis as of September 30, 2008.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three month and nine month periods ended September 30, 2008. This discussion should be read in conjunction with our Annual Report for the 2007 fiscal year as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. References to the Company are references to 1st Pacific Bancorp (including the Bank), except for periods prior to the holding company reorganization on January 16, 2007, in which case references to the Company are to the Bank. At present time, the holding company does not engage in any material business activities other than ownership of the Bank; therefore, financial information is primarily reflective of the Bank.

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

Financial Overview

During the third quarter of 2008, the Company reported earnings of $9,531, or $0.00 per diluted share, for the third quarter of 2008, compared with a net loss of ($1.7 million), or ($0.34) per diluted share, for the second quarter of 2008, and net income of $685,225, or $0.13 per diluted share, for the third quarter of 2007.  The Company’s third quarter results include a $500,000 other-than-temporary impairment (“OTTI”) charge stemming from its investment in corporate debt of Washington Mutual, Inc. (“WM”). For the first nine months of the year, the Company reported a loss of ($1.3 million), or ($0.25) per diluted share, compared with net earnings of $2.0 million, or $0.44 per diluted share for the first nine months of 2007.

During the third quarter, in light of the current economic environment, the Company implemented steps to further strengthen its capital ratios and improve its liquidity resources.  As a result, 1st Pacific Bank remains “well capitalized” by regulatory standards with a Total Risk-Based capital ratio of 11.02% at September 30, 2008, up from 10.98% at June 30, 2008.  To be considered “well capitalized” a bank must have over 10% Total Risk-Based capital.

During the quarter, total assets decreased $6.6 million to $445.6 million, and total loans decreased $10.8 million to $365.7 million compared to the prior quarter.  The reduction in loan balances was the result of efforts to reduce commercial real estate concentrations.  Deposit growth was solid during the quarter, increasing $13.2 million or 4% over the prior quarter to $357.6 million at September 30, 2008.

Nonperforming assets totaled $13.8 million, or 3.10% of total assets, at September 30, 2008, compared with $11.6 million, or 2.57% of total assets, at the end of the preceding quarter and $6.3 million, or 1.50% of total assets at the end of September 2007.  During the September quarter, a provision of $250,000 was added to the loan loss reserve.  The reduction in the allowance for loan losses is a result of $4.0 million in charge-offs recorded in the third quarter. The allowance for loan losses was $4.1 million, or 1.11% of total loans, at September 30, 2008, compared with an allowance of $7.8 million, or 2.08% of total loans, at June 20, 2008, and an allowance of $4.5 million, or 1.28% of total loans, at September 30, 2007.

For the third quarter of 2008, the net interest margin was 3.90%, compared with 4.32% for the previous quarter, and 5.03% for the third quarter a year ago.  For the first nine months of the year, the net interest margin was 4.26% compared with 4.94% for the first nine months of 2007. The decline in the net interest margin from prior periods results from the asset sensitive balance sheet and the continuing effects of the Federal Reserve rate cuts earlier this year.  Additionally, unrecorded interest on non-accrual loans reduced quarterly net interest margin by 38 basis points during the third quarter.

Liquidity Management and Cash Flows

The Company’s balance sheet liquidity, which is a measure of its ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds being gathered and the assets being funded.  Liquidity primarily relies on funds from short-term liabilities such as demand deposits, certificates of deposit, and short-term borrowings and is augmented by payments of principal and interest on loans. Access to short-term investments, primarily Federal funds sold, is the primary means for providing immediate liquidity.

To augment immediate balance sheet liquidity, the Company maintains various credit and borrowing facilities. In general, credit and borrowing facilities may be reduced or withdrawn at any time and may include provisions for pledging of collateral. Following is a summary of the total borrowing capacity available under these facilities and amounts outstanding at September 30, 2008.

Source of Borrowing Facility	Capacity	Outstanding at 9/30/2008
Secured line based on pledged loan collateral at:
Federal Home Loan Bank	$60,590,000	$30,000,000
Federal Reserve Bank	$46,396,000	$0

Unsecured lines at correspondent banks	$10,000,000	$0

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

In August 2008, the Company modified its policy as a result of an increased interest in Certificate of Deposit Account Registry Service (“CDARs”) and the desire of the Bank to continue to offer this program as an option to its customers seeking additional deposit insurance. CDARs deposits continue to be considered brokered, however, they are not viewed as having the same degree of volatility as other traditional brokered deposits. As of September 30, 2008, total CDARs deposits were $33.3 million, up from $6.5 million at June 30, 2008.

In order to manage liquidity, the Company’s management monitors a number of liquidity ratios, including the level of liquid assets to funding sources (both on and off the balance sheet), the level of dependence on non-core funding sources, the level of loans to funding sources, the level of short-term investments to total assets, contingent sources to total deposits and the level of unfunded loan commitments.  As of September 30, 2008, management of the Company considers its liquidity sufficient to meet the Company’s liquidity needs.

During the nine months ended September 30, 2008, cash provided by operating activities generally resulted from net income before the provision for loan losses, a non-cash expense. During the same nine months, the Company funded its investing activities, which consisted primarily of a $20.1 million increase in loans and a $4.9 million increase in investments and equity securities, with financing provided from a $20.0 million increase in borrowings and a $12.2 million increase in total deposits. The Company expects that its deposit sources and borrowing capacity will continue to provide sufficient resources for its investing activities.

Borrowings

The Company’s total borrowings increased by $20.0 million since December 31, 2007 and were mainly used to finance growth in the loan portfolio and purchases of investment securities. FHLB borrowings were $30 million at September 30, 2008 and $50.0 million at June 30, 2008, compared to $10.0 million at December 31, 2007. The Company’s holdings of subordinated debt of $10.2 million have not changed since December 31, 2007.

The Company maintains $5.0 million in Floating Rate Junior Subordinated Debentures issued in March, 2005, with a final maturity of June 15, 2020, a right on behalf of the Bank for early redemptions beginning in June, 2010, and an interest rate which floats quarterly based on 3 Month LIBOR plus a spread of 178 basis points. The coupon interest rate on the subordinated debt as of September 30, 2008 was 4.60% (3 month LIBOR plus 1.78%).

In June 2007, the Company issued $5.0 million in floating rate preferred securities (the “Trust Preferred Securities”) through a Delaware trust affiliate, FPBN Trust I (the “Trust”). The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of Common Securities to purchase $5,155,000 in aggregate principal amount of the Company’s unsecured floating rate junior subordinated debt securities due September 1, 2037 issued by the Company (the “Junior Subordinated Debt Securities”). As of September 30, 2008, the coupon interest rate was 4.21% (3 month LIBOR plus 1.40%) and floats quarterly.

Other borrowings as of September 30, 2008 consist of $30.0 million in advances from the Federal Home Loan Bank. Below is a schedule of those borrowings:

	Date of Advance	Final Maturity Date	Rate	Principal Balance
FHLB Mortgage Collateral Advance	9/13/2007	9/14/2009	4.500%	$5,000,000
FHLB Mortgage Collateral Advance	5/12/2008	5/12/2010	2.965%	10,000,000
FHLB Mortgage Collateral Advance	7/8/2008	7/8/2010	3.360%	10,000,000
FHLB Mortgage Collateral Advance	9/13/2007	9/13/2012	4.310%	5,000,000
			Total	$30,000,000

Capital Resources

Shareholders’ equity at September 30, 2008, totaled $43.5 million compared to $45.0 million at December 31, 2007. Tangible book value per share totaled $6.38 at September 30, 2008, compared to $6.69 as of December 31, 2007 and $6.56 at September 30, 2007.

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

	Required	Actual Ratios
	Ratio	September 30, 2008	December 31, 2007

Tier 1 Leverage Capital (to Average Assets)	5.00%	8.01%	9.00%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	8.78%	9.54%
Total Capital (to Risk Weighted Assets)	10.00%	11.02%	12.01%

The Bank expects to continue to maintain capital ratios which meet regulatory guidelines and continue to be classified as a “well-capitalized” bank. The Company periodically evaluates the capital markets and is currently evaluating the U.S. Treasury Department’s Capital Purchase Program. Whether it is through the Capital Purchase Program or other means, the Company believes it has sufficient access to capital markets to weather the current economic downturn and maintain adequate capital levels.

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

The Company’s investment portfolio consisted of $26.4 million in available for sale securities as of September 30, 2008, an increase of $2.7 million since December 31, 2007 and a decrease of $9.5 million since the end of the previous quarter. During the third quarter, $6.8 million of the Company’s corporate bonds were sold and $1.0 million matured. The corporate bonds were sold as part of an effort to reduce exposure to the corporate sector as well as improve risk-based capital ratios. Additionally, during the third quarter, the Company recognized a $500,000 OTTI charge related to its $2.0 million par investment in corporate debt of WM, the bankrupt former parent of Washington Mutual Bank. The OTTI charge reflects a write-down to 75% of par; trading in the bond has been very limited. The Company continues to monitor legal considerations related to the resolution of the bankruptcy of WM and further OTTI charges could be necessary.

The tables below set forth the composition of the Company’s portfolio of available for sale securities for the periods ended September 30, 2008 and December 31, 2007:

	September 30, 2008
	Amortized Cost	Unrealized Gain (Loss)	Market Value	Total Percent
Corporate Debt Securities	$6,012,674	$(818,971)	$5,193,703	19.67%
Bank-Qualified Municipals	4,798,658	(312,640)	4,486,018	16.99%
Government-Sponsored Agency - MBS	6,004,363	122,953	6,127,316	23.21%
Collateralized Mortgage Obilgations (CMO’s)	9,605,362	(45,216)	9,560,146	36.21%
U.S. Agency MBS	1,027,617	3,544	1,031,161	3.91%
	$27,448,674	$(1,050,330)	$26,398,344	100.00%

	December 31, 2007
	Amortized Cost	Unrealized Gain (Loss)	Market Value	Total Percent
Corporate Debt Securities	$9,895,810	$(238,748)	$9,657,062	40.67%
U.S. Government-Sponsored Agencies	1,995,670	2,612	1,998,282	8.42%
Government-Sponsored Agency - MBS	10,530,576	137,427	10,668,003	44.92%
U.S. Agency MBS	1,415,543	7,539	1,423,082	5.99%
	$23,837,599	$(91,170)	$23,746,429	100.00%

The weighted average yield on the investment portfolio at September 30, 2008 was 5.55% with a weighted average life of 5.7 years. This compares to a yield of 5.64% at December 31, 2007 with a weighted average life of 3.3 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted average time to the receipt of all future cash flows, using as weights the dollar amounts of the principal pay downs.

The modified duration of the Company’s total investment portfolio increased from 4.66% at June 30, 2008 to 5.12% at September 30, 2008. Modified duration is a measure of the sensitivity of an investment’s price to interest rate movements. It is approximately proportional to the percentage change in price for a one percent change in interest rates.

Loan Portfolio and Loan Quality

Total loans increased by $15.9 million from $349.8 million at December 31, 2007 to $365.7 million at September 30, 2008. Most of this increase was due to 23% growth in residential and commercial real estate loans and a 58% increase in consumer loans. Total loans increased 4.5% when compared to $350.1 million at the end of the same quarter of 2007. At September 30, 2008 the portfolio consisted of approximately: 21% commercial loans, 32% construction and land, 40% residential and commercial real estate, 3% SBA type loans and 4% consumer loans. The Company does not engage in traditional long-term mortgage lending, and consequently, has no sub-prime mortgages in its loan portfolio.

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

Nonperforming assets were $13.8 million, or 3.10% of total assets, at September 30, 2008, compared with $5.6 million, or 1.34% of total assets, at December 31, 2007 and $6.3 million, or 1.50% of total assets at September 30, 2007. All of the Company’s nonperforming assets as of September 30, 2008 were considered nonaccrual loans. Nonaccrual loans, as well as other potential problem loans, are subject to continuing management attention and are considered in the determination of the allowance for loan losses.  Nonperforming assets at the end of September 2008 include loan balances of approximately $1.5 million guaranteed by the SBA.

Compared to the prior quarter, the increase of $2.2 million in nonperforming assets is largely attributable to the addition of three relationships totaling $5.8 million related to six land development and construction loans, less the effects of charge-offs and partial impairment write downs on nonperforming loans totaling of $4.0 million during the quarter.  Other nonperforming loans at the end of September 2008 included six construction loans totaling $6.1 million and eight SBA loans totaling $1.9 million.  Each of these nonperforming loans is independently evaluated in connection with assessing the adequacy of the allowance for loan losses.

The following is a summary of nonperforming assets at September 30, 2008 and December 31, 2007. The Company has never had any other real estate owned.

	September 30,	December 31,
	2008	2007
	(in thousands)
Loans 90 Days Past Due and Still Accruing	$—	$62
Loans on Nonaccrual	13,816	5,492
Total Nonperforming Loans	13,816	5,554
Other Real Estate Owned	—	—
Total Nonperforming Assets	$13,816	$5,554

Loans 90 Days Past Due as a Percentage of Total Loans	0.00%	0.02%
Nonaccrual Loans as Percentage of Total Loans	3.78%	1.57%
Nonperforming Loans as a Percent of Total Loans	3.78%	1.59%

Allowance for Loan Losses as a Percent of Nonperforming Loans	29.48%	81.32%
Nonperforming Assets as a Percent of Total Assets	3.10%	1.34%

Potential Problem Loans

At September 30, 2008, in addition to loans disclosed above as past due or nonaccrual, management also identified five additional potential problem loans totaling $10.7 million.  This was a decrease of $2.7 million from the $13.4 million in other problem loans reported as of June 30, 2008.  Loans are considered potential problem loans when the borrower’s ability to comply with the present loan payment terms in the future is questionable.  However, the inability of the borrower to comply with repayment terms was not sufficiently probable to place these loans on nonaccrual status at September 30, 2008. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.  Estimated possible losses from these potential problem loans have been provided for in determining the allowance for loan losses at September 30, 2008.

Allowance for Loan Losses

The Company maintains an allowance for loan losses that is increased by a provision for loan losses charged against operating results. The provision for loan losses is determined by management as the amount to be added to the allowance for probable loan losses after net charge-offs have been deducted to bring the allowance to an adequate level to absorb probable loan losses within the existing portfolio.

A provision for loan losses of $250,000 was made in the third quarter of 2008 compared to $37,000 in the same period of the prior year.  For the nine month periods ended September 30, 2008 and 2007, the provision for loan losses was $3.8 million and $188,000, respectively.  Net loan charge-offs were $4.0 million during the third quarter of 2008 compared with net charge-offs of $248,000 for the first two quarters of 2008.   The total allowance for loan losses was $4.1 million, or 1.11% of total loans, at September 30, 2008, compared to $7.8 million, or 2.08% of total loans at June 30, 2008, and $4.5 million, or 1.29% of total loans at December 31, 2007.  The decline noted in the level of the allowance for loan losses to total loans in the third quarter of 2008 is directly correlated with the efforts taken during the third quarter to recognize as loan charge-offs identified losses or impairments on individual nonperforming loans; charge-offs were recorded to reduce these loan balances down to their expected net realizable value based on current appraisals or the expected level of recovery from the related SBA guarantee.

No assurance can be given that economic conditions which could adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future. Management believes that the allowance at September 30, 2008, is adequate to cover potential future losses. However, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans in the portfolio deteriorate. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

See the table below for changes in allowance for loan losses for the three and nine month periods ended September 30, 2008 compared to the same periods of the prior year.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Allowance, Beginning of Period	$7,818,471	$4,427,714	$4,516,625	$4,276,583
Provision for Loan Losses	250,000	37,000	3,800,000	188,000
Recoveries on Loans Charged Off	—	—	—	131
Loans Charged Off	(3,995,842)	—	(4,243,996)	—
Allowance, End of Period	$4,072,629	$4,464,714	$4,072,629	$4,464,714

Deposits

As of September 30, 2008, total deposits have increased $12.2 million to $357.6 million from $345.4 million at December 31, 2007.  This net increase in deposits is attributable to an increase in time deposits of $27.1 million which was mainly due to an increase of $25.8 million of deposits in the Company’s CDARs program.  Deposit increases were offset by decreases in savings and money market accounts of $10.6 million, non-interest bearing deposits of $2.9 million, and interest bearing NOW accounts of $1.4 million.

Included in total time deposits are funds that are considered brokered deposits, which totaled $85.4 million at September 30, 2008, of which $33.3 million were CDARs program deposits.  The CDARs program allows customers seeking to increase their level of FDIC insurance to place funds into the CDARs network while the Bank has the option of receiving reciprocal funds from other institutions participating in the CDARs network.  The Bank also benefited when customers seeking additional deposit insurance moved approximately $16 million of funds from other institutions to take advantage of this program which is not available at some institutions in the area.  Brokered deposits totaled $51.5 million at June 30, 2008 and $48.2 million at December 31, 2007.  The level of brokered deposits accepted through the CDARs program and other non-traditional sources is carefully managed.

Income Statement Review

Net Interest Income/Net Interest Margin

The principal component of the Company’s revenues is net interest income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other interest-bearing liabilities.  The following table sets forth the components of net interest income, average earning assets and net interest margin:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest Income	$6,919,284	$8,274,060	$21,112,803	$21,290,803
Interest Expense	2,640,559	3,241,709	7,942,339	8,753,223

Net Interest Income	$4,278,725	$5,032,351	$13,170,464	$12,537,580

Average Earning Assets	$435,326,915	$397,058,607	$412,083,151	$339,614,165
Net Interest Margin (1)	3.90%	5.03%	4.26%	4.94%

(1) Interim periods are presented on an annualized basis.

During the three month period ended September 30, 2008 compared to the same period of the prior year, the Company experienced a 15% decrease in net interest income while average earning assets increased by 10%.  When compared to the same period of the prior year, the nine month period ended September 30, 2008, had an increase of 5% in net interest income and an increase of 21% in average earning assets.  The year-to-date increase in average earning assets is primarily due to the acquisition of Landmark which became effective July 1, 2007.

The decline in net interest margin from the same periods of the prior year can be attributed to many factors including a decrease in loan yields and the cumulative affects of changes in monetary policy.  Since the Bank is asset sensitive, the yields on its assets reprice faster than its cost of funds.  As of September 30, 2008, the target Federal Funds rate was 1.50% compared to 4.75% at September 30, 2007.  This 325 basis point drop in a one year period continues to put pressure on the Company’s net interest margin.  In addition, an increase in nonaccrual loans has had a negative impact, affecting the margin 38 basis points in the third quarter of 2008. Interest income would have increased by approximately $416,000 during the third quarter of 2008 if all loans on nonaccrual would have been accruing.

The net interest margin was 3.90% for third quarter of 2008, compared to 5.03% for the third quarter of 2008.  Similarly, the net interest margin for the nine month period ended September 30, 2008 was 4.26% compared to 4.94% for the same period of the prior year.  Yield on loans decreased 160 basis points to 7.15% for the nine months of 2008, compared to 8.75% for the same period of 2007. However, the cost of interest-bearing deposits decreased only 120 basis points to 3.27% for September 30, 2008 compared to 4.47% at the end of the same period of 2007.

On a sequential quarter basis, net interest margin was 3.90% at September 30, 2008 compared to 4.32% at June 30, 2008.  The cost of funding earning assets remained the same while asset yields decreased 43 basis points.  The Company’s yield on loans decreased 33 basis points to 6.65% from 6.98% in the second quarter of 2008.  The cost of interest-bearing deposits experienced a decline of 11 basis points to 2.98% compared to 3.09% for the second quarter ended June 30, 2008.

Interest rate sensitivity is closely monitored and managed; however, management anticipates continued volatility in the Company’s net interest margin due to changes in earning asset mix, the level of non-earning assets, including nonaccrual loans and OREO, changes in cost of funds, and changes in the level of interest rates or the direction of interest rates as determined by rate policies of the Federal Reserve Board.

Noninterest Income

Noninterest income represents deposit account service charges, fees from the sale or brokering of loans, gains on sales of securities and other types of fee income.

Three month analysis

For the quarter ended September 30, 2008, the Company realized $431,757 in noninterest income compared to $177,618 for the quarter ended September 30, 2007. This 143% increase is due to an additional $217,265 in income for service charges and miscellaneous income and a gain on sale of loans of $36,874. Included in other income is $152,000 related to a non-recurring gain on early prepayment of $20 million in FHLB advances. The remaining increase can be partially attributed to a change in systems and procedures to more effectively collect non-sufficient funds and overdraft charges.

Nine month analysis

For the nine months ended September 30, 2008, the Company realized $990,198 in noninterest income compared to $523,914 for the nine months ended September 30, 2007. This 89% increase includes increases in service charges and miscellaneous income of $496,743, which includes a gain of $152,000 for prepayment on FHLB advances, partially offset by a decline in brokered fee income of $34,827.

The addition of two branch locations resulting from the acquisition of Landmark, which added $81.8 million in total deposits, was also a primary factor contributing to the increase in service charges, fees and other income for the quarters after the acquisition date of July 1, 2007.

Sequential quarter analysis

On a sequential quarter basis, noninterest income, for the quarter ended September 30, 2008, increased $104,903, or 32%, from $326,853 for the quarter ended June 30, 2008. The majority of this increase is related to a gain on early redemption of FHLB borrowings of $151,557.  This increase was partially offset by decreases in brokered fee income, gains on sale of securities and gains on sale of loans totaling $54,869.

Noninterest Expense

Noninterest expense represents salaries and benefits costs, occupancy and equipment expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. The Company realized large increases in some noninterest expenses beginning the third quarter of 2007 due to Company growth and expansion and the acquisition of Landmark.

Three month analysis

Total noninterest expenses were $4,465,651 for the third quarter of 2008, an increase of $466,536, or 12%, above the third quarter of the prior year. The increase is mainly attributable to the $500,000 OTTI charge recorded in September 2008 (see the Investments section above).

Aside from the OTTI charge, compared to the third quarter of 2007, a number of areas of expenses showed reductions in 2008.  These areas can be broadly categorized in two areas: 1) savings resulting from extraordinary expenses in third quarter 2007, such as data processing which is down $13,000 resulting from converting off the Landmark processing system, and occupancy which is down $20,000 resulting from lease write-offs and moving costs in 2007 and 2) focused efforts on costs reductions, such as marketing and administrative expenses which have decreased $69,000 and $96,000, respectively.  These decreases in operating expenses were partially offset by a $151,000 increase in professional fees, including $65,000 in legal fees, $20,000 in loan costs, $20,000 in operational and compliance expenses, $8,000 in FDIC insurance and $35,000 in other professional fees which included increased management consulting and loan review expenses.  Salary and benefits expenses increased less than 1%, or $6,000.

Nine month analysis

Total noninterest expenses were $12,491,715 for the first nine months of 2008, an increase of $3,059,857, or 32%, above the year-ago period. As noted above, the majority of the increase in expenses between the first nine months of 2007 compared to the first nine months of 2008 resulted from the acquisition of Landmark in the third quarter of 2007.

Salaries and benefits were $6,907,663 for the first nine months of 2008 compared to $5,395,816 in the first nine months of 2007. This 28% increase is primarily due to the addition of employees to staff two additional branch offices and supplement administrative areas after the acquisition of Landmark beginning July 2007. Also, the Company incurred a one-time pre-tax charge of $279,000 in severance related expenses in June 2008.  Occupancy and equipment expenses increased $686,000, or 43%, to $2,275,552 compared to the first nine months of 2007. The increase was primarily the result of a 52% increase in premises lease expense which increased to $1,293,109 from $852,379 in the first nine months of 2007 due to the integration of Landmark’s two branch offices and the relocation of three of the Bank’s other offices during the third quarter of 2007 which resulted in increased lease expense. The $862,000, or 35%, increase in other operating expenses between the first nine months of 2007 and the same period of 2008 is due mainly to the $500,000 OTTI charge on investments during the third quarter of 2008. Other increases, some of which resulted from the integration of Landmark and the relocation of branch offices, include $238,000 in professional fees, $151,000 in data processing expenses and an increase of $50,000 for FDIC insurance. Increases were offset by a decrease in marketing expenses of $117,000.

Sequential quarter analysis

On a sequential quarter basis, noninterest expenses for the quarter ended September 30, 2008 increased $325,337, or 8%, from $4,140,314 compared to the second quarter of 2008.  Two non-recurring factors explain the majority of the change from the previous quarter: 1) the $500,000 OTTI charge on securities in September 2008 and 2) severance costs of $279,000 recorded in June 2008.  Other notable changes in expenses include an increase in professional fees of $89,000, primarily legal and loan costs, and data processing expenses of $13,000.

Income Taxes

For the nine months ended September 30, 2008, the Company’s income tax benefit was $881,800 compared to income tax expense of $1,419,532 for the same period of the prior year. The effective tax rates were 41.4% and 41.3% for the nine months ended September 30, 2008 and 2007, respectively.  Despite a nominal loss before income taxes of $5,169 in the third quarter of 2008, the Company recorded a tax benefit of $14,700 due to the effect of tax exempt interest on municipal bonds.  In the third quarter of 2007 income tax expenses of $488,629 resulted in an effective tax rate of 41.6%.

Contractual Obligations

Our significant contractual obligations and significant commitments at December 31, 2007 are included in our Annual Report on Form 10-K for the year ended December 31, 2007. Effective February 1, 2008, the Company entered into a lease to house a satellite office in downtown San Diego located at 525 B Street, Suite 1500, San Diego, California. The initial lease will expire on October 31, 2008. A new nine month lease was negotiated and will begin on November 1, 2008 with the current monthly lease obligation of $1,450 until February 1, 2009 when the obligation will increase to $1,500 per month.

Management believes that the Company’s present facilities are in good physical condition and are adequately covered by insurance. Certain of the leases contain options to extend the term of the lease.  The Company is confident that, if necessary, it would be able to secure suitable alternative space on similar terms without having a substantial effect on operations.  The Company is also evaluating marketing for sublease portions of both the Solana Beach and La Jolla branch offices.

Off Balance Sheet Arrangements

The Company, in its ordinary course of business, has commitments to disburse loan proceeds both under revolving and non-revolving arrangements. As of September 30, 2008, the total of these commitments approximated $118.6 million compared to $119.8 million as of June 30, 2008 and $104.4 million as of December 31, 2007.  Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. For discussion about the Company’s borrowing facilities see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Cash Flows section above.

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

Additional information regarding the Company’s market risk may be found in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the Company’s market risk exposure during the first nine months of 2008.

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

1st Pacific Bancorp

Date: November 12, 2008	/s/ Ronald J. Carlson
Ronald J. Carlson
Acting President and Chief Executive Officer

Date: November 12, 2008	/s/ James H. Burgess
James H. Burgess
Executive Vice President and
Chief Financial Officer