Form 10-K
period 2008-12-31
1st Pacific Bancorp
filed 2009-03-31
CIK 1380712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Issuer’s telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2008 was approximately $36.1 million. The number of Registrant’s shares of common stock outstanding at March 24, 2009 was 4,980,481.

DOCUMENTS INCORPORATED BY REFERENCE

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

On July 1, 2007, the Company completed the acquisition of Landmark National Bank (“Landmark”), with assets of approximately $109.0 million. Landmark’s two established offices became part of the Bank’s branch network; one in Solana Beach and one in downtown La Jolla. As a result of the acquisition, the financial results found herein reflect the combined entity beginning July 2, 2007.

During the third quarter of 2007, the Company moved its corporate headquarters location within the University Towne Centre area of San Diego and relocated the Golden Triangle branch office to the same facility. In February 2008, the Company opened a limited service branch office in downtown San Diego.

The Company is organized as a single operating unit with eight branch offices. The Company’s primary source of revenue is interest earned on loans it provides to customers.  The Company funds its lending activities primarily through providing deposit products and services to customers, but also through advances from the Federal Home Loan Bank of which we are a member, correspondent banks, the Federal Reserve Bank and brokered deposits.  The Company’s customers are predominately small and medium-sized businesses and professionals in San Diego County.  As of December 31, 2008, the Company has grown to approximately $421 million in total assets.

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

Services Offered

The primary operational focus of the Company is to meet the financial service needs of its target market — small and medium-sized businesses and professionals — within its service area.  Therefore, the Company offers a full line of loan and deposit products and certain related financial services designed to cater to this target market.  As a community bank, the Company’s personnel are actively involved in the community and an emphasis is placed on personalized “relationship banking,” where the banking relationship is predicated on the banker’s familiarity with the customer and its business.

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

In addition to participation in the SBA’s 7(a) programs, the Company also offers loans primarily for real estate-related projects under Section 504 of the Small Business Administration Act of 1953 (“504 loans”), such as for purchasing land and improvements, construction, modernizing or converting existing facilities and purchasing certain machinery and equipment.  Under the 504 loan program, the borrower must provide at least 10% of the equity for the financing.  Under a typical 504 loan, the Company will make a loan for 50% of the principal amount, which is secured by, among other assets, a first priority mortgage on the underlying property.  The Company will provide the remaining amount of the funds as a short-term loan with a maturity from 90 days up to one year (the “Bridge Loan”).  The borrower repays the Bridge Loan with the proceeds received from a bond issuance by a certified development company — a not-for-profit corporation established to create and issue debt securities that are fully guaranteed by the SBA.  The debt securities are sold to institutional investors.  Under the 504 loan program, SBA debentures may be issued for up to $4.0 million and, if a public policy is met, up to $8.0 million for manufacturers.

Like many other government programs, the lending programs of the SBA are federal government programs authorized by legislation and uncertainties surround the SBA programs due to reliance on the United States

Congress and the federal budgeting process for each fiscal year.  There can be no assurance that the SBA lending program will continue in its present manner.

Consumer Loans.  The Company loans for personal, family or household purposes.  These loans represent a small portion of the Company’s overall loan portfolio.  However, these loans are important in terms of servicing customer needs in the market area of the Company’s offices and ancillary lending needs of the Company’s primary target market.

Deposit Products and Services. The Company’s expertise is developing custom-tailored financial solutions for individuals, businesses and professionals desiring personalized banking services.  The diverse needs of its commercial and consumer customers are considered and, as such, the Company offers a wide range of accounts and services, designed around the preferences of our customers.  Account officers consult with the various specialists in the Company to satisfy the customer’s immediate and long-range deposit and borrowing needs. As a community bank, the following services offered are designed to make banking easy and convenient.

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

Cash Management Services.  The Company specializes in meeting the unique banking needs of business owners.  The Company accomplishes this by having developed a comprehensive set of cash management tools and services.  Some of the cash management products the Company offers are online banking, automated clearing house (“ACH”) origination, wire transfers, daily sweep products, lockbox processing and account transfers / management.  The Company also has a wire transfer system with advanced features for business customers that, among other things, provide immediate confirmation of wire receipts.  In addition to these products, the Company offers courier service to collect deposits from San Diego-area customers and has a correspondent relationship with another bank allowing the Company to accept deposits at thousands of third party locations for non-local depository needs.

The Company also offers a service called Remote Deposit Capture which allows the customer to create and submit a deposit from their place of business. In March 2007, an additional feature called BusinessPro Deposit Link was introduced. This feature was added to the Company’s online banking program for businesses. Deposit Link allows customers to make deposits into their checking accounts from their offices. Checks can be scanned, transmitted and deposited to their business checking accounts using office computers. This service is valuable to businesses that frequently make deposits because it reduces the number of bank visits and/ or courier costs. The Company has thirty (30) Deposit Link Service customers as of February 2009.

Internet Banking.  Through internet banking customers may conduct their banking business remotely from any location and business customers are able to access cash management products, originate wire transfers and complete ACH transactions. Business customers may have multiple user access with separately defined user capabilities.

Marketing Focus

The Company markets and advertises its services primarily to targeted customers in its primary service area. The Company focuses on meeting the needs of its targeted customers, as well as being well informed about its market and competition.  Among other things, the Company’s key focus is to establish and build strong financial relationships with its customers using a trusted advisor and relationship approach.  The Company communicates to customers and prospects directly through its business development sales force and through media advertising and direct mail communications.

The Company established an Advisory Board in November 2002, which consists of many local community and business leaders.  In addition to their roles as advisors to the Company, the Advisory Board members represent the Company at events with the objective of increasing the Company’s visibility.  Furthermore, members of the Company’s Board of Directors are visible and active in the San Diego community.  Over time, the Company expects to continue to benefit from involvement in these civic and community activities and the goodwill and recognition it provides to the Company.  The Company’s on-going public relations efforts emphasize its local ownership, relationship—based philosophy, customer service and commitment to its community.

Service Area

The Company considers its primary market to be the greater San Diego County region and this is where it has chosen to locate all of its branch offices. San Diego and the surrounding county has grown from a small military town to a population of approximately three million people in part because of its desirable climate, diversified economy and employment base.

The Company’s executive office and its original head office are both located in the Golden Triangle area of San Diego, which is a hub of the “North City” business center.  The Company’s second original branch office is located in the Tri-Cities area of North County (Oceanside, Carlsbad and Vista).  The Company’s third branch office was opened in 2003 in the Mission Valley area of San Diego.  In 2005, the Company opened its fourth branch office in the Inland North County Area of San Diego along the Interstate 15 corridor. A fifth branch office was opened in April 2006 in the city of El Cajon in San Diego’s East County Area.  Effective July 1, 2007, the Company completed its acquisition of Landmark and added two branch offices in Solana Beach and La Jolla to the Company’s branch network. In February 2008, the Company opened a limited service branch office in downtown San Diego.

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

Competition

The banking business in California, generally, and specifically in the greater San Diego and adjacent areas, is highly competitive with respect to both loans and deposits.  The business is dominated by a relatively small number of major banks, most of which have many offices operating over wide geographic areas.  Many of the major commercial banks and their affiliates, including those headquartered outside California, offer certain services (such as trust and securities brokerage services) that are not offered directly by the Company.  By virtue of their greater total capitalization, such banks have substantially higher lending limits and substantially larger advertising and promotional budgets.  In addition, the Company faces strong competition from other community banks headquartered in the greater San Diego area that are also serving individuals and businesses.

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

As a result of this merger and consolidation activity, since 2000, community banking in San Diego has undergone a growth period and a significant number of new or de novo institutions have opened.  Despite the increased competition from newer community banks, larger institutions continue to control the majority of the deposit market share in the region.  This continues to present the Company with the opportunity to attract customers who are dissatisfied with the level of service provided by larger banks.  Additionally, it is expected that merger activity will continue to provide opportunities in its market area.

In order to compete with the major financial institutions in the Company’s primary service areas, the contacts of the Company’s organizers, founders, advisors, directors and officers are used to the fullest extent possible with residents and businesses in the Company’s primary service areas.  Specialized services, local promotional activity and personal contacts by the Company’s officers, directors and other employees are emphasized. Programs have been developed to specifically address the needs of small to medium-sized businesses, professional businesses, as well as business owners and their employees.  Legal lending limits sometimes prevent the Company from making a loan on its own. In these circumstances, the Company can arrange for loans to be made on a participation basis with other financial institutions and intermediaries.

Subsidiaries

The Bank is a subsidiary of our Company.

On June 28, 2007, the Company formed a Delaware trust affiliate, FPBN Trust I (the “Trust”) for the purpose of issuing trust preferred securities. The Company accounts for its investment in the Trust using the equity method under which the subsidiaries net earnings are recognized in the Company’s statement of income, pursuant to Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Pursuant to FIN 46, the Trust is not consolidated into the Company’s financial statements. The Federal Reserve Board has ruled that subordinated notes payable to unconsolidated special purpose entities (“SPE’s”) such as the Trust, net of the bank holding company’s investment in the SPE, qualify as Tier 1 Capital, subject to certain limits.

Employees

Currently, the Company employs Messrs. James H. Burgess, Larry A. Prosi, and Richard H. Revier, under written employment agreements.  See “Item 10, Directors, Executive Officers and Corporate Governance,” below.  On December 31, 2008, the Company employed 100 persons full-time and 5 persons part-time.  None of the Company’s employees are represented by any collective bargaining agreements.  The Company considers its relations with employees to be excellent.

SUPERVISION AND REGULATION

The following summarizes the material elements of the regulatory framework that apply to banks and bank holding companies and is only a summary and does not purport to be complete.  It does not describe all of the statutes, regulations and regulatory policies that are applicable.  Also, it does not restate all of the requirements of the statutes, regulations and regulatory policies that are described.  Consequently, the following summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies.  No assurance can be given that such statutes and regulations will not change in the future.  Moreover, any changes may have a material effect on the business of the Company.  As a listed company on NASDAQ, the Company is subject to NASDAQ rules for listed companies.

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

Under the FRB’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner.  In addition, it is the FRB’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both.  Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as payment of cash dividends, would constitute unsafe and unsound banking practices because they violate the FRB’s “source of strength” doctrine.

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

As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act amends certain parts of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and is intended to protect investors by, among other things, improving the reliability of financial reporting, increasing management accountability, and increasing the independence of directors and our external accountants.

The Company is subject to the periodic reporting requirements of the Exchange Act, which include but are not limited to the filing of annual, quarterly and other current reports with the Securities and Exchange Commission (“SEC”).

Banking Regulation.  Various requirements and restrictions under federal and state laws affect the operation of the Company.  As a California state-chartered bank, the Company is regulated, supervised and regularly examined by the DFI.  In addition, the FRB is the Company’s primary federal regulator.  Federal regulations address several areas including loans, deposits, check and item processing, investments, mergers and acquisitions, borrowings, dividends, and the number and locations of branch offices. Deposits of the Company are insured up to the maximum limits allowed by the FDIC.  As a result of this deposit insurance function, the FDIC has certain supervisory authority and powers over FDIC-insured institutions.

Proposed Legislative and Regulatory Changes

Proposals pending in Congress would, among other things, change lending practices related to loans secured by single-family residences, restrict “predatory” and “subprime” mortgage activities, forestall foreclosures on single family homes, protect renters of foreclosed properties, license mortgage loan originators, restrict ownership of industrial banks, enhance the privacy of personal information. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry.  The Company cannot predict whether any of these proposals will be adopted, and, if adopted, how these proposals will affect us or the Bank.

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

Impact of Monetary Policies

Banking is a business that depends on rate differentials.  In general, the difference between the interest rate paid by the Company on its deposits and other borrowings and the interest rate earned by the Company on loans, securities and other interest-earning assets comprises the major source of the Company’s earnings.  These rates are highly sensitive to many factors which are beyond the control of the Company and, accordingly, the earnings and growth of the Company are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB.  The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, by placing limitations upon savings and time deposit interest rates, and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.  The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates.  The nature and timing of any future changes in such policies and their impact on the Company cannot be predicted; however, the impact on the Company’s net interest margin, whether positive or negative, depends on the degree to which the Company’s interest-earning assets and interest-bearing liabilities are rate sensitive.  In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting the Company’s net income.

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

Management of the Company believes that the Final Guidance may apply to the Company’s CRE lending activities due to its concentration in construction and land development loans. The Company has always had meaningful exposures to loans secured by commercial real estate due to the nature of its growing markets and the loan needs of both its retail and commercial customers.  The Company believes its long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place are generally appropriate in managing its concentrations as required under the Final Guidance.  Furthermore, the Company has adopted additional enhancements to its analysis and review of CRE concentrations consistent with many of the requirements found in the Final Guidance.

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

The Sarbanes-Oxley Act of 2002.  On July 30, 2002, in the wake of numerous corporate scandals and in an attempt to protect investors and help restore investor confidence by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”).  The Act applies to any issuer, such as the Company, that has securities registered under, or is otherwise required to file reports under, the Exchange Act.  The Act imposes new and unprecedented corporate disclosure and governance mandates on public companies, including the Company.

While certain provisions of the Act, such as accelerated filing deadlines for periodic reports, do not currently apply to the Company, most of the Act’s provisions are (or upon implementation will be) applicable.  These provisions include (i) the requirement for certifications of each annual and quarterly report by the issuer’s principal executive and financial officers, with criminal penalties imposed for knowing or willful violations, (ii) the forfeiture of bonuses or profits received by such officers if accounting restatements are required as a result of misconduct, (iii) disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer and of any “material correcting adjustments” in the issuer’s financials, (iv) disclosure of management’s assessment of internal controls and procedures, (v) disclosure as to whether the issuer has adopted a “code of ethics” for its senior financial officers and, if not, an explanation as to why not, and (vi) prohibitions or limits on loans to officers, directors and other insiders except to the extent such loans comply with FRB Regulation O.  The Act also imposes certain additional regulations, such as accelerated filing periods for reports on Form 4 of changes in the beneficial ownership of officers, directors and principal security holders.

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

In 2009, the Company will be required to comply with Section 404 of the Sarbanes Oxley Act of 2002, which requires the Company’s independent public accounting firm, which audits the Company’s financial statements to include in the annual report an attestation report on the effectiveness of management’s assessment of the Company’s internal controls over financial reporting. The Company has experienced increased costs associated with the increased level of disclosure and compliance required under the Act, and expects a certain amount of unknown additional costs associated with this additional requirement.

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

The Financial Stability Plan

In February 2009, the U.S. Department of the Treasury outlined the “Financial Stability Plan: Deploying our Full Arsenal to Attack the Credit Crisis on All Fronts.” The Financial Stability Plan includes a wide variety of measures intended to address the domestic and global financial crisis and deterioration of credit markets. Many aspects of the Financial Stability Plan are conceptual in nature and contemplate future specific regulations and further regulatory and legislative enactment. Key aspects of the Financial Stability Plan are described below.

The Financial Stability Plan includes a variety of measures aimed at addressing issues in the U.S. banking sector. These measures include requiring banking institutions with assets in excess of $100 billion to undergo a forward-looking comprehensive “stress test” and providing such institutions with access to a U.S. Treasury-provided “capital buffer” to help absorb losses if the results of the test indicate that additional capital is needed and it cannot be obtained in the private sector; a public-private investment fund which will be designed to involve both public and private capital and public financing for the acquisition of troubled and illiquid assets in the banking sector; substantial expenditures to support government-sponsored enterprises in the housing sector and a commitment of funds to help prevent avoidable foreclosures of owner-occupied residential real estate; a consumer and business lending initiative intended to support the purchase of loans by providing financing to private investors to help unfreeze and lower interest rates for auto, small business, credit card and other consumer and business credit; increased transparency and disclosure of exposure on bank balance sheets; requirements relating to accountability and monitoring of funds received by banking institutions under the Financial Stability Plan; restrictions on dividends, stock repurchases and acquisitions on banks receiving assistance under the Financial Stability Plan; and limitations on executive compensation for senior executives at institutions receiving funds under the Financial Stability Plan, including a cap of $500,000 in total annual compensation (not including restricted stock payable only when the government is receiving payments on its investment), “say on pay” shareholder votes and new disclosure and accountability requirements applicable to luxury purchases. As the Company has less than $100 billion in assets, we do not believe that the stress test will apply to the Company and it is too early to tell whether and to what extent the other provisions may affect us.

Restrictions on Transactions With Insiders

Sections 23A and 23B of the Federal Reserve Act regulate transactions between insured institutions and their “affiliates” and transactions by the Bank that benefit affiliates.  For these purposes, an “affiliate” is a company under common control with the institution.  In general, Section 23A imposes limits on the dollar amount of such transactions, and also requires certain levels of collateral for loans to affiliates.  Section 23B generally requires that certain transactions between a bank and its respective affiliates be on terms substantially the same, or at least as favorable to such bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.  At this time the Bank does not have any “affiliates” other than the Company.

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

Deposit Insurance Assessments

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 after the Senate and House passed legislation which temporarily increases deposit insurance coverage from $100,000 to $250,000 per depositor per insured bank through December 31, 2009. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. Certain retirement accounts, such as Individual Retirement Accounts, remain insured up to $250,000 per depositor per insured bank.

The Bank chose to participate in the increased deposit insurance program outlined above which was implemented by the FDIC. The program provides full deposit insurance coverage for all funds in noninterest bearing transaction deposit accounts through December 31, 2009. The cost of participating was a 10 basis points surcharge in addition to the current deposit insurance assessment. There were no charges for the first 30 days.  The new insurance coverage is over and above the $250,000 in coverage already provided. The FDIC provides separate insurance coverage for deposit accounts held in different categories of ownership. Customers may qualify for more than $250,000 in coverage at one insured bank if they own deposit accounts in different categories.

Each bank is required to pay deposit insurance premiums. The premium amount is based upon a risk classification system established by the FDIC. For the first quarter of 2009 only, the FDIC’s Board adopted new rates that will raise the current rates uniformly by seven basis points. The FDIC proposed to establish new initial base assessment rates that will be subject to adjustment as described below effective April 1, 2009.

To determine a Bank’s initial base assessment rate, the FDIC proposes to: (1) introduce a new financial ratio into the financial ratios method applicable to most Risk Category 1 institutions to include brokered deposits above a threshold that are used to fund rapid asset growth; (2) for a large Risk Category 1 institution with long-term debt issuer ratings, combine weighted average CAMELS component ratings, the debt issuer ratings, and the financial ratios method assessment rate; and (3) use a new uniform amount and pricing multipliers for each method.

The FDIC also proposes to introduce three adjustments that could be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category 1 institutions, a potential increase for brokered deposits above a threshold amount.

Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

•                  As of January 1, 2009, the FDIC implemented a new interim rate schedule which will apply to the June 30, 2009 payment, based on March 31, 2009 data.  Under this interim rule the base charge for annual insurance deposit assessments ranges from a minimum of 12 basis points to a maximum of 50 basis points per $100 of insured deposits depending upon the risk assessment category into which the institution falls.

•                  A new proposed rate schedule will take effect beginning April 1, 2009. These new rates will apply to the September 30, 2009 payment based on June 30, 2009 data and beyond. Depending on the institution’s initial risk category and adjustments described above, the charge for annual insurance deposit assessments ranges from a minimum of 7 to 77.5 basis points per $100 of insured deposits.

On March 2, 2009, the Company received notification from the FDIC announcing that an interim rule for a special assessment of 20 basis points for June 30, 2009, to be collected September 30, 2009, would be charged. This assessment was adopted to assist in bringing the FDIC reserve ratio back up to the statutorily mandated minimum of 1.15 within a reasonable period of time.

These significant increases in insurance premiums and the cost of special assessments could have an adverse effect on the operation expenses and result of operations of the Company. Management cannot predict what insurance assessment rates will be in the future. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The Company’s premium amount for the year ended December 31, 2008, was $282,616 compared to $222,912 for the year ended December 31, 2007.

Risk-Based Capital Guidelines

The federal banking agencies have issued risk-based capital guidelines that include a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad credit risk categories. A bank’s or bank holding company’s risk-based capital ratio is calculated by dividing its qualifying total capital (the numerator of the ratio) by its risk-weighted assets (the denominator of the ratio).

On December 16, 2008, the federal banking agencies approved a final rule on the deduction of goodwill from Tier 1 capital. This rule will permit a banking organization to reduce the amount of goodwill it must deduct from Tier 1 capital by any associated deferred tax liability. The regulatory capital deduction for goodwill will be equal to the maximum capital reduction that could occur as a result of a complete write-off of the goodwill under generally accepted accounting principles (GAAP). The final rule is effective in January 2009 and banking organizations may adopt its provisions for purposes of regulatory capital reporting for the period ending December 31, 2008.

Qualifying total capital consists of two types of capital components: “core capital elements” (comprising Tier 1 capital) and “supplementary capital elements” (comprising Tier 2 capital).  The Tier 1 component must represent at least 50% of qualifying total capital and may consist of the following items that are defined as core capital elements: (i) common stockholders’ equity; (ii) qualifying noncumulative perpetual preferred stock (including related surplus); and (iii) minority interest in the equity accounts of consolidated subsidiaries.  The Tier 2 component may consist of the following items: (i) allowance for loan and lease losses (subject to limitations); (ii) perpetual preferred stock and related surplus (subject to conditions); (iii) hybrid capital instruments (as defined) and mandatory convertible debt securities; and (iv) term subordinated debt and intermediate-term preferred stock, including related surplus (subject to limitations).

Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk categories, according to the obligor, or, if relevant, the guarantor or the nature of collateral.  The aggregate dollar value of the amount in each category is then multiplied by the risk weight associated with that category.  The resulting weighted values from each of the risk categories are added together, and this sum is the institution’s total risk weighted assets that comprise the denominator of the risk-based capital ratio.

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

All banks and bank holding companies are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%, of which at least 4% should be in the form of Tier 1 capital.  The Bank’s and Company’s total capital and Tier 1 capital to risk weighted assets as of December 31, 2008, exceeded these requirements.

The regulatory agencies have adopted leverage requirements that apply in addition to the risk-based capital requirements.  Under these requirements, banks and bank holding companies are required to maintain core capital of at least 3% of their quarterly average assets (the “Leverage Ratio”).  However, an institution may be required to maintain core capital of at least 4% or 5% or possibly higher, depending upon its activities, risks, rate of growth, and other factors deemed material by regulatory authorities.  At December 31, 2008, the Bank’s and Company’s leverage ratio was in excess of this requirement.

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

Corrective Measures for Capital Deficiencies.  The prompt corrective action regulations, which were promulgated to implement certain provisions of FDICIA, also effectively impose capital requirements on national banks, by subjecting banks with less capital to increasingly stringent supervisory actions.  For purposes of the prompt corrective action regulations, a bank is “undercapitalized” if it has a total risk-based capital ratio of less than 8%; a Tier 1 risk-based capital ratio of less than 4%; or a leverage ratio of less than 4% (or less than 3% if the bank has received a composite rating of 1 in its most recent examination report and is not experiencing significant growth).  A bank is “adequately capitalized” if it has a total risk-based capital ratio of 8% or higher; a Tier 1 risk-based capital ratio of 4% or higher; a leverage ratio of 4% or higher (3% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a “well capitalized” bank.  A bank is “well capitalized” if it has a total risk-based capital ratio of 10% or higher; a Tier 1 risk-based capital ratio of 6% or higher; a leverage ratio of 5% or higher; and is not subject to any written requirement to meet and maintain any higher capital level(s).  There is no assurance as to what capital ratios the Bank will be able to maintain. As of December 31, 2008, the Bank was “adequately capitalized”.

As a result of 1st Pacific Bank of California being considered “adequately capitalized”, we are no longer able to accept, renew or rollover brokered deposits unless and until such time as we receive a waiver from the FDIC.  There can be no assurance that such a waiver will be granted, on terms requested, or in time for 1st Pacific Bank of California to effectively utilize brokered deposits as a source of required liquidity.  If 1st Pacific Bank of California does not receive such a waiver, we will not be able to use new brokered deposits or renew existing brokered deposits as a source of liquidity.  Even with a waiver, the interest rate limitations on brokered deposits could have the effect of reducing demand for some deposit products.

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

Other Aspects of Federal and State Law

The Company is also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, technology and information security and risk assessment, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability, electronic banking, check image processing, financial privacy, truth-in-savings, home mortgage disclosure, and equal credit opportunity.  There are also a variety of federal statutes that restrict the acquisition of control of the Company and/or the Bank.

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

We have reported a substantial net loss for the year ended December 2008.  Although we were profitable in each of the previous five years, no assurance can be given as to when or if we will return to profitability.

Our business has historically been that of a portfolio lender, which means that our profitability depends primarily on our ability to originate quality loans and collect loan fees, interest and principal as they come due.  When loans become non-performing or their ultimate collection is in doubt, our income is adversely affected.  Our provision for loan losses was $15.9 million for 2008 and was a significant contributing factor to our reported net loss for the year of $21.9 million. Our ability to return to profitability will significantly depend on the stabilization and subsequent successful resolution of our non-performing assets and other real estate owned in our loan portfolio and the successful execution of our revised business strategies, the timing and certainty of which cannot be predicted, and no assurance can be given that we will be successful in such efforts.

Our loan portfolio suffered substantial deterioration during 2008 and we continue to work through significant non-performing loans or loans otherwise adversely classified. No assurance can be given that the portfolio will not experience further weakness or loss.

Like most insured financial institutions, 1st Pacific Bank of California employs an asset quality rating system where assets are assigned a pass, special mention or classified rating. “Pass” assets represent those assets where there is a reasonable likelihood the asset will be repaid in accordance with its terms.  Assets designated as “special mention” have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date.  While a higher level of loss reserves may be established, special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  All other assets not rated as “pass” or “special mention” are designated as “classified assets,” which consist of all loans classified as substandard, doubtful and loss.  As a result of the significant weakening in economic conditions in our market area, our loan portfolio has suffered significant deterioration during 2008.  No assurance can be given that additional loans will not be designated as “classified” or that existing classified loans will not migrate into lower classifications within that designation, resulting in additional provisions for loan losses.  Our management team will need to continue to implement its strategy for reducing our classified assets, which includes, among other options, selling loans and other real estate owned, which may result in additional losses and expenses, or restructuring loans, which may result in reduced income from the current stated contractual rate.

We face lending risks, especially with respect to our small- and medium-sized business clients.

The risk of loan defaults or borrowers’ inabilities to make scheduled payments on their loans is inherent in the banking business. Moreover, we focus primarily on lending to small- and medium-sized businesses. These businesses may not have the capital or other resources required to weather significant business downturns or downturns in the markets in which they compete. Consequently, we may assume greater lending risks than other financial institutions which have a smaller concentration of those types of loans and which tend to make loans to larger businesses. Borrower defaults or borrowers’ inabilities to make scheduled payments may result in losses which may exceed our allowances for loan losses. These risks, if they occur, may require higher than expected loan loss provisions which, in turn, can materially impair profitability, capital adequacy and overall financial condition.

We could suffer losses if we do not properly assess lending risks.

Each loan involves inherent risk that the borrower will not be able to repay the loan.  Although we attempt to evaluate the risks related to each loan we make, if we do not adequately assess and protect ourselves against these risks, we may not be fully repaid.  We could suffer significant loan losses if there is a systemic fault in our loan underwriting or if we have not identified all of the important risks of different types of lending.

Our ability to raise deposits will be impaired because the Bank will most likely be deemed to be “adequately capitalized” for regulatory purposes.

As a result of recent changes to 1st Pacific Bank of California’s loan loss reserves, it will most likely be deemed to be “adequately capitalized” after its next call report is filed.  Institutions that are “adequately capitalized” must obtain a waiver from the Federal Deposit Insurance Corporation in order to accept, renew or roll over brokered deposits. In addition, certain interest-rate limits apply to an “adequately capitalized” institution’s brokered and solicited deposits.  There can be no assurance that such a waiver will be granted, or granted on the terms requested.  Even with a waiver, the interest rate limitations on brokered and solicited deposits could have the effect of reducing demand for some of the deposit products. If 1st Pacific Bank of California’s level of deposits were to be reduced, either by the lack of a full brokered deposit waiver or by the interest rate limits on brokered or solicited deposits, 1st Pacific Bank of California would likely be forced to further reduce its assets, and seek alternative funding sources that may not be available.  Other possible consequences of 1st Pacific Bank of California now being “adequately capitalized” include the potential for increases in 1st Pacific Bank of California’s borrowing costs and terms from the Federal Home Loan Bank and other financial institutions, as well as increases in its premiums to the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation to insure deposits.  Such changes could have a materially adverse effect on our operations.

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

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by the softening of the real estate market and constrained financial markets. While we have no sub-prime residential loans or securities backed by such loans on our books, we have some direct exposure to the residential real estate market and we are affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, interest rate resets on adjustable rate mortgage loans and other factors could have adverse effects on our borrowers which would adversely affect our financial condition and results of operations. This deterioration in economic conditions coupled with the national economic recession could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences:

•              loan delinquencies, problem assets and foreclosures may increase;

•              demand for our products and services may decline;

•              low cost or non-interest bearing deposits may decrease;

•              collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans and;

•              increased regulatory scrutiny.

Declines in Southern California real estate values could materially impair profitability and financial condition.

Approximately 74% of our loans are secured by real estate collateral. Nearly all of the real estate securing these loans is located in Southern California, primarily in San Diego County. Real estate values are generally affected by factors such as:

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

Our valuation and write-downs of other real estate owned may not accurately reflect current market values or be adequate to address current and future losses, which could affect our financial condition and profitability.

Although we typically obtain appraisals on our other real estate owned prior to taking title to the properties and at other intervals thereafter, due to the rapid and severe deterioration in our markets, there can be no assurance that such valuations accurately reflect the current market value which may be paid by a willing purchaser in an arms-length transaction.  Moreover, we cannot provide assurance that the losses associated with the other real estate owned will not exceed the estimated amounts and adversely affect future results of our operations.  The calculation for the adequacy of write-downs of our other real estate owned is based on several factors, including the appraised value of the real property, economic conditions in the property’s sub-market, comparable sales, current buyer demand, availability of financing, entitlement and development obligations and costs, and historic loss experience.  All of these factors have caused significant write-downs in recent periods and can change without notice based on market and economic conditions.  Therefore, our valuation of write-downs of other real estate owned may not accurately reflect current values or be adequate to address current and future losses, which could affect our financial condition and profitability.

Changing interest rates may adversely affect our financial performance.

Our profitability largely depends on the difference between the rates of interest we earn on our loans and investments, and the interest rates we pay on deposits and other borrowings. This relationship, known as the net interest margin, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. Fluctuations in interest rates will affect the demand of customers for our products and services. We are subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest margin could be expected to increase during times of rising interest rates and decline during times of falling interest rates. Therefore, significant fluctuations in interest rates may have an adverse effect on our results of operations.

We are limited in our ability to pay cash dividends.

1st Pacific Bancorp depends on dividends from 1st Pacific Bank of California in order to pay cash dividends to its security holders. In addition, the amount and timing of any dividends is at the discretion of 1st Pacific Bancorp’s board of directors.

Our ability to service our debt, pay dividends, and otherwise satisfy our obligations as they come due is substantially dependent on capital distributions from 1st Pacific Bank of California which we have agreed with the California Department of Financial Institutions and the Federal Reserve Bank of San Francisco not to take.

The primary source of our funds from which we service our debt and pay our obligations and dividends is the receipt of dividends from 1st Pacific Bank of California.  This source of funds is no longer available.  The availability of dividends from 1st Pacific Bank of California is limited by various statutes and regulations.  Based on the financial condition of 1st Pacific Bank of California and other factors, 1st Pacific Bank of California has agreed with the applicable regulatory authorities to restrict payment of dividends or other payments, including payments to us.  In this regard, 1st Pacific Bank of California has agreed with the California Department of Financial Institutions and the Federal Reserve Bank of San Francisco to seek their approval before paying dividends to us.  We do not believe that the California Department of Financial Institutions or the Federal Reserve Bank of San Francisco will permit payment of any dividends by 1st Pacific Bank of California to us.  As a result of 1st Pacific Bank of California’s continued inability to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our outstanding equity securities.  The continued inability to receive dividends from 1st Pacific Bank of California has and will continue to adversely affect our business, financial condition, results of operations and prospects.

The Federal Reserve Bank of San Francisco has also requested certain limits on our paying of dividends, making payments on trust preferred securities or any other capital distributions based upon 1st Pacific Bank of California’s financial condition.  In this regard, the Federal Reserve Bank of San Francisco has advised us that it expects we will not pay any dividends, make payments on trust preferred securities or make any other capital distributions, without at least 30 days prior written approval of the Federal Reserve Bank of San Francisco. As a result, our business, financial condition, results of operations and prospects have been and will continue to be materially adversely affected. We deferred payment on the trust preferred securities for the first time recently and do not anticipate resuming those payments in the near term. Our inability to receive dividends from 1st Pacific Bank of California could adversely affect our business, financial condition, results of operations and prospects in the event there is a default in the payment of the trust preferred securities, and that can occur after 20 consecutive quarterly deferral periods and in other circumstances because upon the event of default, an immediate payment demand could be made on us of all amounts due under the trust preferred instruments. Currently, the outstanding principal amount of the trust preferred securities is $5 million.

We are reliant upon brokered deposits and other funding alternatives that may increase our cost of funds, adversely affect our operating results and may result in a shortage of financing sources.

We derive liquidity through core deposit growth and payoff, maturity and sale of investment securities and loans. We have found it necessary to also solicit deposits from brokers.  These brokered deposits represent funds that brokers gather from third parties and package in batches in order to find higher interest rates that are typically available for certificates of deposits with large balances, as compared to individually deposited smaller denomination deposits.  Deposit holders then earn a higher rate on the money that they have invested, and the broker charges a fee for its service.  As part of its funding strategy, 1st Pacific Bank of California generally obtains brokered deposits of various maturities to ensure that any run-off of brokered deposits is staggered and manageable.  While brokered deposits are typically more expensive than core deposits, such funds can be obtained relatively quickly, without expensive marketing costs, and do not typically allow for early withdrawal provisions.  However, as a result of 1st Pacific Bank of California no longer being considered to be “well-capitalized”, we are no longer able to accept, renew or rollover brokered deposits unless and until such time as we receive a waiver from the Federal Deposit Insurance Corporation. There can be no assurance that such a waiver will be granted, on the terms requested, or in time for 1st Pacific Bank of California to effectively utilize brokered deposits as a source of required liquidity.  If 1st Pacific Bank of California does not receive such a waiver, we will not be able to use new brokered deposits or renew existing brokered deposits as a source of liquidity. Even with a waiver, the interest rate limitations on brokered and solicited deposits could have the effect of reducing demand for some of the deposit products.

We rely on Federal Home Loan Bank system borrowings for secondary and contingent liquidity sources.

We utilize borrowings from the Federal Home Loan Bank system for secondary and contingent sources of liquidity.  Also, from time to time, we utilize this borrowing source to capitalize on market opportunities to fund investment and loan initiatives.  Our Federal Home Loan Bank system borrowings totaled $50 million at December 31, 2008.  Based on recent adjustments by the FHLB to the Bank’s borrowing capacity on pledged loan collateral, the Bank has only limited ability for additional borrowing under the existing arrangements.  Although the Bank is working to provide the FHLB with “detailed collateral reporting” to increase its borrowing capacity, there is no guarantee the FHLB will increase the Bank’s borrowing capacity beyond its current level.  Further, as the advances come due and are repaid by 1st Pacific Bank of California to the Federal Home Loan Bank, the Federal Home Loan Bank is not obligated to re-lend the funds to 1st Pacific Bank of California.  If we are unable to find alternative sources of liquidity which, if available, will probably be at a higher cost and on terms that do not match the structure of our liabilities as well as Federal Home Loan Bank system borrowings do, then our liquidity position may be further weakened.

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

Our ability to grow may be impacted by our capital levels.

We intend to continue to expand our businesses and operations to increase deposits and loans. Continued growth may present operating and other problems that could adversely affect our business, financial condition and results of operations. Among other things growth without additional capital could cause us to become inadequately capitalized and subject us to regulatory enforcement action, see “SUPERVISION AND REGULATION – Enforcement Powers.” Our growth may place a strain on our administrative, operational, personnel and financial resources and increase demands on our systems and controls. Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect our financial performance.

We compete against larger banks and other institutions.

We compete for loans and deposits with other banks, savings and thrift associations and credit unions located in our service areas, as well as with other financial services organizations such as brokerage firms, insurance companies and money market mutual funds. These competitors aggressively solicit customers within their market area by advertising through direct mail, the electronic media and other means. Many competitors have been in business longer, have established customer bases and are substantially larger. These competing financial institutions offer services, including international banking services that we can only offer through correspondents, if at all. Additionally, these competitors have greater capital resources and, consequently, higher lending limits. At December 31, 2008, our lending limit per borrower was approximately $5.4 million for unsecured loans and $9.0 million for secured loans. These limitations were calculated using the California Financial Code, Article 1 for lending limits and are primarily based on the capital level of the Bank. Finally, some competitors are not subject to the same degree of regulation.

We compete against banks and other institutions that have received Federal capital.

We have applied for, but at this time have not received, funding from the U.S. Treasury under the Capital Purchase Program of the Troubled Asset Relief Program, known as TARP.  Many of our competitors have already received TARP money and therefore have increased their capital resources and lending limits.  These competitors may be better able to compete against us due to this new source of capital from which we have not received any capital.

Current banking laws and regulations affect activities.

We are subject to extensive regulation. Supervision, regulation and examination of banks and bank holding companies by regulatory agencies are intended primarily to protect depositors rather than security holders. These regulatory agencies examine bank holding companies and commercial banks, establish capital and other financial requirements and approve acquisitions or other changes of control of financial institutions. Our ability to establish new facilities or make acquisitions requires approvals from applicable regulatory bodies. Changes in legislation and regulations will continue to have a significant impact on the banking industry. Although some of the legislative and regulatory changes may benefit us, others may increase our costs of doing business and indirectly assist our non-bank competitors who are not subject to similar regulation.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

The efforts of the federal government to stabilize the financial institution sector could result in more rigorous competition for 1st Pacific Bank of California.

Since the beginning of 2008, the financial sector has consolidated as large institutions have combined, often with federal government assistance.  In some cases, the federal rescue efforts also have resulted in substantial government funds being put into these institutions as new capital or commitments to guarantee new or existing debt.  These institutions are now in a stronger position to compete with our bank, especially for on-line banking products such as certificates of deposit and home mortgage loans, by offering higher rates on deposits and lower rates on loans.

The efforts of the federal government to stabilize the financial institution sector could result in more costs than benefits to 1st Pacific Bank of California.

Most of the extraordinary rescue efforts of the federal government in 2008 and 2009 have been designed to assist large, money-center financial institutions and broker-dealers in order to avoid further risk to the functioning of the national and international financial systems.  1st Pacific Bank of California is expected to receive little direct benefit from those efforts, although the federal insurance on 1st Pacific Bank of California’s deposits rose from $100,000 to $250,000 per account holder, temporarily.  1st Pacific Bank of California is likely to help pay for these rescue efforts, however, through higher premiums paid to the Federal Deposit Insurance Corporation.  For example, the Federal Deposit Insurance Corporation has established a Temporary Liquidity Guarantee Program to guarantee temporarily all newly-issued senior unsecured debt of certain financial institutions.  1st Pacific Bank of California will not participate in this program but any losses from the program will be assessed against all FDIC-insured institutions, regardless of whether they participate. Further, these rescue efforts may lead to higher corporate income tax rates.  Any such losses and higher taxes or assessments would adversely affect 1st Pacific Bank of California’s net income.

Legislative or other government action to provide mortgage relief may negatively impact our business.

As delinquencies, defaults and foreclosures in and of residential mortgages have increased dramatically, there are several federal, state and local initiatives that would, if made final, restrict our ability to foreclose and resell the property of a customer in default. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms is likely to negatively impact our business, financial condition, liquidity and results of operations. These initiatives have come in the form of proposed legislation and regulations, including those pertaining to federal bankruptcy laws, government investigations and calls for voluntary standard setting.

Regardless of whether a specific law is proposed or enacted, there are several federal and state government initiatives that seek to obtain the voluntary agreement of servicers to subscribe to a code of conduct or statement of principles or methodologies when working with borrowers facing foreclosure on their homes. Generally speaking, the principles call for servicers to reach out to borrowers with adjustable rate mortgages before their loans “reset” with higher monthly payments that might result in a default by a borrower and seek to modify loans prior to the reset. Applicable servicing agreements, federal tax law and accounting standards generally limit the ability of a servicer to modify a loan before the borrower has defaulted on the loan or the servicer has determined that a default by the borrower is reasonably likely to occur. Servicing agreements generally require the servicer to act in the best interests of the investors or at least not to take actions that are materially adverse to the interests of the investors. Compliance with the code or principles contemplated by various federal and state initiatives must conform to these other contractual, tax and accounting standards. As a result, servicers have to confront competing demands from consumers and those advocating on their behalf to make home retention the overarching priority when dealing with borrowers in default, on the one hand, and the requirements of investors to maximize returns on the loans, on the other. If we are unable to strike the right balance between these demands and requirements, the results of our operations could be adversely affected.

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance.

Despite our underwriting criteria, we may experience loan delinquencies and losses. In order to absorb losses associated with nonperforming loans, we both maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We may be required to increase our allowance for loan losses for any of several reasons. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowances. In addition, actual charge-offs in future periods, if not adequately reserved for, will require additional increases in our allowances for loan losses. Any increases in our allowances for loan losses will result in a decrease in our net income and, possibly, our capital, and may materially affect our results of operations in the period in which the allowance is increased.

We rely on our management and other key personnel, and the loss of any of them may adversely affect our operations.

We are and will continue to be dependent upon the services of our executive management team. In addition, we will continue to depend on our ability to retain and recruit key banking officers. The unexpected loss of services of any key management personnel or banking officers could have an adverse effect on our business and financial condition because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  In the event that the employment of our executive officers is terminated in the future without cause, under the terms of their respective employment agreements, most of our executive officers would be entitled to receive continued salary at the rate then in effect for varying periods of time following termination. Such obligations to make severance payments could be triggered in the event we are acquired and the executive officer is terminated in connection with such acquisition.

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

We may be subject to an increased likelihood of class action litigation and additional regulatory enforcement.

The market price of our common stock has declined substantially over the past year, reflective of such factors as our reported losses, investors’ perceptions about our business prospects and the financial services industry in general.  The occurrence of these events could result in shareholder class action lawsuits, even if the activities subject to complaint are not unlawful.  These events and negative publicity may result in more regulation and legislative scrutiny of our industry practices and may expose us to increased shareholder litigation and additional regulatory enforcement actions, which could adversely affect our business.

We can issue common stock and preferred stock without your approval, diluting your proportional ownership interest.

Our articles of incorporation authorize us to issue 10,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of February 28, 2009, we had no shares of preferred stock outstanding and had 4,980,481 shares of common stock issued and outstanding. We also have 1,545,976 shares reserved under our stock option plans covering our directors, officers, employees and consultants. As of February 28, 2009, there were options and warrants outstanding to purchase a total of 980,148 shares at a weighted average price of $8.38 per share.  Consequently, any shares of common stock or preferred stock that we issue subsequent to your purchase of our stock will dilute your proportional ownership interest in us.

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

“Penny Stock” rules may make buying or selling our common stock difficult.

While our market price is below $5.00 per share, trading in our common stock may be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

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

ITEM 2.                                                     PROPERTIES

The Company’s corporate headquarters is located at 9333 Genesee Avenue #300, San Diego, California. In addition, the Company currently operates eight branch offices in San Diego County. Each office is leased pursuant to an operating lease, the principal terms of which are outlined in the table below.  For additional information regarding the Company’s premises and equipment see Note D to the Financial Statements included in “Item 8, Financial Statements,” below.

		Approx.	Monthly
Date		Usable Sq.	Monthly	Lease
Opened	Address	Footage	Obligation	Expiration
9/2007	Corporate Headquarters 9333 Genesee Avenue, Ste. 300, San Diego, CA	11,327	$42,030	8/2017

9/2007	University Towne Centre Branch Office 9333 Genesee Avenue, Ste. 100, San Diego, CA	4,461	$16,736	8/2017

11/2000	Tri-Cities Branch Office 3500 College Blvd., Oceanside, CA	2,838	$11,056	12/2009

8/2003	Mission Valley Branch Office 8889 Rio San Diego Dr., San Diego, CA	3,904	$11,671	8/2013

2/2005	Inland North County Branch Office 13500 Evening Creek Dr. North, Ste. 100, San Diego, CA	4,664	$17,669	2/2012

8/2007	East County Branch Office 343 E. Main St., El Cajon, CA	4,000	$10,460	7/2017

7/2007	Solana Beach Branch Office 937 Lomas Santa Fe Drive, Solana Beach, CA	7,513	$24,244	8/2011

7/2007	La Jolla Branch Office 7817 Ivanhoe Avenue, Ste. 100, La Jolla, CA	7,008	$29,807	1/2018

2/2008	Downtown San Diego Office 525 B Street, Suite 1500, San Diego, CA	550	$1,500	10/2009

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

No matters were submitted for a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NASDAQ Global Market (“NASDAQ”) under the symbol “FPBN” as of January 3, 2008, and continues to be listed there as of the date hereof. Before such listing, from January 30, 2007 until January 3, 2008, our common stock was quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “FPBN.” Prior to our bank holding company reorganization and the Company’s stock being quoted on the OTCBB, the Bank’s common stock was quoted on the OTCBB under the symbol “FPBS”.  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  Unlike the NASDAQ, the OTCBB does not impose listing standards and does not provide automated trade executions.  Historical trading in the Company’s and the Bank’s stock has not been extensive and such trades cannot be characterized as constituting an active trading market.

The following table sets forth, for the fiscal periods indicated, the high and low sales prices or closing bid prices for our common stock for the two most recent fiscal years (the Bank’s common stock for periods prior to our bank holding company reorganization). The quotations for the periods in which our common stock traded on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Trading prices are based on published financial sources.

	High	Low	Share Volume
2007
First Quarter	$16.35	$15.25	88,516
Second Quarter	$16.45	$14.75	74,264
Third Quarter	$15.30	$12.75	89,458
Fourth Quarter	$13.20	$9.01	174,204

2008
First Quarter	$10.75	$7.27	136,067
Second Quarter	$9.00	$7.50	86,206
Third Quarter	$8.20	$3.75	266,253
Fourth Quarter	$8.00	$1.60	270,174

Stockholders

As of December 31, 2008, the Company had approximately 500 common stock holders of record.

Dividends

To date, 1st Pacific Bancorp has not paid any cash dividends.  Payment of stock or cash dividends in the future will depend upon 1st Pacific Bancorp’s earnings and financial condition and other factors deemed relevant by the Board of Directors, as well as 1st Pacific Bancorp’s legal ability to pay dividends.

Further, under California law, 1st Pacific Bancorp would be prohibited from paying dividends unless: (1) its retained earnings immediately prior to the dividend payment equals or exceeds the amount of the dividend; or (2) immediately after giving effect to the dividend the sum of 1st Pacific Bancorp’s assets would be at least equal to 125% of its liabilities, and 1st Pacific Bancorp’s current assets would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for those fiscal years, the current assets of 1st Pacific Bancorp would be at least equal to 125% of its current liabilities.  The primary source of funds with which dividends could be paid to shareholders would come from cash dividends received by 1st Pacific Bancorp from the Bank. During 2007, the Bank paid $4,400,000 in cash dividends to 1st Pacific Bancorp. No dividends were paid in 2008. 1st Pacific Bancorp also must service the debt on its Trust Preferred Securities (which are further discussed in the section below entitled “Liquidity Management, Interest Rate Risk, Financing and Capital Resources”) before declaring or paying any dividends. Pursuant to its rights under the indenture agreement, in January 2009, the Company elected to defer interest payments on the Trust Preferred Securities and may continue this election for up to twenty consecutive quarterly periods.

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in the California Financial Code, and administered by the DFI. Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time).  If the above test is not met, cash dividends may only be paid with the prior approval of the DFI, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the DFI. Notwithstanding the foregoing, if the DFI finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the DFI may order the state bank not to pay any dividend.  The FRB may also limit dividends paid by the Company. Based on these regulations and the Company’s current financial results, 1st Pacific Bancorp has resolved not to declare or pay any dividends without prior approval of the FRB and the Bank has agreed not to declare or pay any dividends without prior approval of the FRB and the DFI.

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

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following selected financial data of the Company has been derived from and should be read in conjunction with the Company’s audited Financial Statements and notes included in “Item 8, Financial Statements and Supplementary Data.” The information contained in this summary may not be indicative of future financial condition or results of operations.

Selected Financial Data

	As of or For the Periods Ending December 31,
	2008	2007(1)	2006	2005	2004
	(dollars in thousands, except per share data)
Summary of Operations
Interest Income	$27,228	$29,201	$23,460	$16,695	$10,363
Interest Expense	10,370	11,960	8,217	4,125	1,923
Net Interest Income	16,858	17,241	15,243	12,570	8,440
Provision for Loan Losses	15,900	338	444	553	850
Noninterest Income	1,222	710	539	491	466
Goodwill Impairment	10,364	—	—	—	—
Other Noninterest Expense	16,830	13,402	9,973	8,532	5,993
Income (Loss) before Income Taxes	(25,014)	4,211	5,364	3,976	2,063
Income Taxes (Benefit)	(3,154)	1,746	2,189	1,626	837
Net Income (Loss)	$(21,860)	$2,465	$3,176	$2,350	$1,226

Per Share Data
Net Income (Loss) — Basic	$(4.41)	$.56	$.82	$.61	$.34
Net Income (Loss) — Diluted	(4.41)	.52	.76	.56	.32
Tangible Book Value	4.26	6.68	6.67	5.77	5.16
Ending Number of Shares Outstanding	4,980,481	4,944,443	3,889,692	3,849,540	3,819,920
Weighted Average Number of Shares Outstanding	4,961,074	4,405,191	3,865,330	3,840,596	3,560,036

Balance Sheet Data — At Period End
Total Assets	$420,910	$414,647	$318,464	$265,582	$209,709
Total Loans	351,899	349,819	275,266	230,382	188,552
Allowance for Loan Losses	5,059	4,517	3,251	2,809	2,265
Investment Securities	25,053	23,746	8,998	3,146	5,940
Other Real Estate Owned	1,390	—	—	—	—
Total Deposits	333,836	345,362	261,838	237,208	180,291
Total Shareholders’ Equity	22,581	44,974	25,936	22,230	19,697

Operating Ratios and Other Selected Data
Return on Average Assets	-4.98%	.67%	1.13%	1.01%	.71%
Return on Average Equity	-48.82%	6.96%	13.25%	11.28%	7.00%
Efficiency Ratio	150.41%	74.66%	63.19%	65.32%	67.29%
Net Interest Margin	4.09%	4.87%	5.61%	5.56%	5.06%
Dividend Payout Ratio	0.00%	0.00%	0.00%	0.00%	0.00%
Tangible Equity to Assets	5.07%	8.20%	8.14%	8.37%	9.39%

Selected Asset Quality Ratios — At Period End
Nonperforming Loans to Total Loans	3.49%	1.59%	0.00%	0.46%	0.00%
Nonperforming Assets to Total Assets	3.54%	1.34%	0.00%	0.40%	0.00%
ALLL as a Percentage of Total Loans	1.44%	1.29%	1.18%	1.22%	1.20%

(1) FYE 2007 includes the acquisition of Landmark National Bank, effective July 1, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is intended to assist the reader in understanding the operations and present business condition of the Company. This discussion, which refers to the Company on a consolidated basis, should be read in conjunction with the Company’s audited consolidated financial statements and corresponding notes thereto, included in “Item 8 — Financial Statements and Supplementary Data” of this report, as well as the information in the “Forward-Looking Information” and “Item 1A — Risk Factors.”

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

1st Pacific Bancorp is inactive except for interest expense associated with the junior subordinated debentures (related to the trust preferred securities; discussed further in the section below entitled “Liquidity Management, Interest Rate Risk, Financing and Capital Resources”) and minimal other expenses. Therefore, financial information is primarily reflective of the Bank.

The MD&A below includes the following sections:

•                  Financial Overview — a general description of our business and a summary of the financial results for the current year.

•                  Distribution of Assets, Liabilities and Stockholders’ Equity: Interest Rates and Interest Differential — average balances and average rates earned and paid in the past three years, analysis of changes in interest due to volume and rate.

•                  Liquidity Management, Interest Rate Risk, Financing and Capital Resources — a discussion of liquidity, interest rate risk, short-term and other borrowings, capital resources and the effects of inflation on interest rates.

•                  Loan Portfolio — a discussion of types of loans, maturities and sensitivities of loans to changes in interest rates analysis, loan quality discussion, loan concentrations and allowance for loan losses.

•                  Deposits — a discussion of sources of deposits, distribution of average deposits and average rates paid and scheduled maturity distribution of time deposits of $100,000 or more.

•                  Noninterest Income and Noninterest Expense — a discussion of material changes in noninterest income and noninterest expense.

•                  Income Taxes — a discussion of changes in income tax expense.

•                  Contractual Obligations —a discussion of contractual obligations by cross-reference to “Item 8 - Financial Statements and Supplementary Data.”

•                  Off-Balance Sheet Arrangements — a discussion of the Company’s off-balance sheet financial instruments.

•                  Critical Accounting Policies and Estimates — a discussion of accounting policies considered material to the presentation of the Company’s financial statements.

FINANCIAL OVERVIEW

We are a San Diego-based bank holding company for 1st Pacific Bank of California.  We provide traditional commercial financial services to small and medium-sized businesses and individuals in several San Diego County communities.  The comparability of our 2008 financial results with our 2007 financial results is affected by the Company’s acquisition of Landmark National Bank (“Landmark”), which was completed July 1, 2007, and operating results include the operations of Landmark since the date of the acquisition. For further discussion on this acquisition, see Note O, “Merger-Related Activity” of our Consolidated Financial Statements included in “Item 8-Financial Statements and Supplementary Data” of this report.

During 2008, total assets increased 1.5% to $420.9 million from $414.6 million at year end 2007. Compared to the prior year-end, FHLB borrowings, increased from $10.0 million to $50.0 million. Total deposits decreased approximately $11.5 million to $333.8 million and total loans outstanding increased approximately $2.1 million to $351.9 million.

Net loss for the year ended December 31, 2008, was $21.9 million versus net income of $2.5 million in 2007. The net loss was primarily the result of a one-time, non-recurring 100% write-down of goodwill in the amount of $10.4 million and the addition of $15.9 million to the allowance for loan losses to cover loan charge-offs and provide reserves for increased problem loans.

The Bank’s net interest margin was under pressure beginning mid-2007 when the pricing of loans and deposits became very competitive.  This pressure on net interest margin intensified as the Federal Open Market Committee (“FOMC”) implemented an easing policy beginning in September 2007. During 2008, the FOMC began an extensive rate reduction campaign, which reduced the Bank’s prime rate 400 basis points by year-end. The Bank met the prime rate reductions with aggressive repricing of deposits, which helped to shield the net interest margin from the severe prime rate reduction.

While the Bank plans for modest growth in 2009, the year is likely to be one where we continue to feel pressure on our capital and net interest margin and strong competition for deposits, especially in light of our not being able to accept brokered deposits without regulatory approval, see “SUPERVISION AND REGULATION – Enforcement Powers.” Pressure on net interest margin is expected to continue in 2009 as a result of the low rate environment and as the Bank works through its nonperforming assets. Along with continued loan growth, the Bank expects significant workouts in its special assets portfolio. Management also anticipates continued volatility in its net interest margin due to changes in earning asset mix, changes in cost of funds, and changes in the level of interest rates or the direction of interest rates.

Noninterest expenses increased from $13.4 million in 2007 to $27.2 million in 2008, a $13.8 million increase.  The bulk of this variance can be explained by two events experienced by the Company in 2008: (1) a goodwill write-off of $10.4 million, and; (2) an other-than-temporary impairment (“OTTI”) charge of $800,000 on a corporate bond investment. Both of these events were due to the volatile economic and market conditions in late 2008.

The Company also, for the first time in history, posted significant loan charge-offs of $15.4 million. Non-performing loans increased 121% between December 2007 and December 2008, from 1.34% of total assets to 2.91%, respectively. The percentage of non-performing assets, which includes $1.4 million in OREO and $1.3 million in non-accrual debt securities, to total assets increased from 1.34% at December 31, 2007 to 3.54% at December 31, 2008. The level of loan loss reserve at December 31, 2008 was 1.44%; up from 1.29% at December 2007. The loan loss provision charged against earnings during 2008 was $15.9 million up from $338,000 in 2007.

As a result of the losses experienced in 2008, the Bank is considered “adequately” capitalized at December 31, 2008. The Bank has implemented a number of initiatives to improve its operating results and is evaluating a number of alternatives to improve its capital ratios back to the “well-capitalized” level. The Company will continue to focus on the financial services needs within our target market — small and medium-sized businesses and professionals in the greater San Diego County area. There are a number of factors that could prevent the Company from achieving its plans, see “Risk Factors.”

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods indicated. Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded.

Average Balances with Rates Earned and Paid

	For the Periods Ended December 31,
	2008			2007			2006
	(dollars in thousands)
	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid
Assets
Interest-Earning Assets:
Investment Securities	$30,116	$1,585	5.26%	$15,564	$812	5.22%	$6,448	$285	4.42%
Federal Funds Sold and Other	15,718	340	2.16%	20,127	1,009	5.01%	13,208	650	4.92%
Federal Reserve, FHLB and Bankers’ Bank Stock	4,551	200	4.40%	2,820	139	4.92%	1,794	90	5.00%
Loans (1)	362,067	25,103	6.93%	315,255	27,241	8.64%	250,369	22,435	8.96%
Total Interest-Earning Assets	412,452	27,228	6.60%	353,766	29,201	8.25%	271,819	23,460	8.63%
Noninterest-Earning Assets, net	26,274			14,522			8,442
Total Assets	$438,726			$368,288			$280,261

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing Checking	$15,851	$76	0.48%	$15,219	$154	1.01%	$14,200	$174	1.22%
Savings & Money Market	99,023	2,190	2.21%	95,754	3,824	3.99%	67,989	2,541	3.74%
Time Deposits under $100k	39,636	1,540	3.88%	25,864	1,260	4.87%	26,109	1,092	4.18%
Time Deposits, $100k or More	118,110	4,870	4.12%	108,056	5,509	5.10%	82,840	3,756	4.53%
Other Borrowings	46,414	1,694	3.65%	20,584	1,213	5.89%	10,819	654	6.04%
Total Interest-Bearing Liabilities	319,034	10,370	3.25%	265,477	11,960	4.51%	201,957	8,217	4.07%
Demand Deposits	70,628			64,319			52,550
Other Liabilities	4,290			2,831			1,573
Shareholders’ Equity	44,774			35,661			24,181
Total Liabilities and Shareholders’ Equity	$438,726			$368,288			$280,261
Net Interest Income		$16,858			$17,241			$15,243
Net Interest Margin (Net Interest Income / Interest-Earning Assets)			4.09%			4.87%			5.61%

(1) Interest income includes amortized loan fees, net of costs, of approximately $396,000, $540,000 and $706,000 in 2008, 2007 and 2006, respectively.

The principal component of the Company’s revenues is net interest income.  Net interest income is the difference (the “interest rate spread”) between the interest earned on the Company’s loans and investments and the interest paid on deposits and other interest-bearing liabilities.  As the Company is asset sensitive, net interest margin typically improves during a rising rate environment and declines during a declining rate environment.

For 2008, net interest income was $16.9 million compared to $17.2 million for the year ending December 31, 2007, a 2% decrease.  Even though the Bank’s volume of average earning assets increased $58.3 million in 2008 to $412.5 million, a 16% increase, net interest income declined as a result of the sharp decrease in net interest margin from 4.87% to 4.09%, a reduction of 78 basis points. This decrease in net interest margin compared to the prior year reflects the cumulative effects of changes in monetary policy, including a 400 basis point reduction in the Bank’s prime rate by year-end 2008. The severe drop in the federal funds target rate from 4.25% at December 31, 2007 to 0.25% by the end of 2008 has had a detrimental effect on the Bank’s net interest margin.

To counter the contraction of its net interest margin, the Company regularly and aggressively repriced deposit rates downward as the prime lending rate made a rapid descent. Because of the prime lending rate drop the percentage of loan assets which were priced at their floor increased to 42% as of December 31, 2008. Despite these factors, net interest margin has been negatively affected by interest rate cuts, the resulting decrease in total loan yields and the active competition in the local market for deposits.  The Company closely monitors and manages its interest rate sensitivity; however, management anticipates instability of its net interest margin to continue due to changes in the earning asset mix, changes in cost of funds, and changes in the level of interest rates or the direction of interest rates.  For further information regarding the Company’s interest rate risk, see the “Liquidity Management, Interest Rate Risk, Financing and Capital Resources” section below.

For 2007, net interest income was $17.2 million compared to $15.2 million for the year ending December 31, 2006, a 13% increase.  This growth in net interest income for the year ending December 31, 2007 primarily relates to the increase in average earning assets, which increased from $271.8 million in 2006 to $353.8 million in 2007, a 30% increase, mostly due to the acquisition of Landmark which was effective July 1, 2007. However, this volume increase was offset by the decrease in the net interest margin from 5.61% to 4.87%, a decline of 74 basis points, or 13%.  This decrease in net interest margin compared to the prior year reflects the cumulative effects of changes in monetary policy, including 100 basis points in increases to the target Federal Funds rate between January and June of 2006 and then a cumulative 100 basis point cut in the target Federal Funds rate in a three-month period beginning in September of 2007.  The federal funds target rate was 4.25% at December 31, 2007.

The following tables show the changes in interest income and expense as a result of changes in volume and rate for each of the last two fiscal years.  Changes due to both rate and volume are allocated to volume.

Analysis of Volume and Interest Rate Changes

	(dollars in thousands)
	Year Ended December 31, 2008 Versus the Year Ended December 31, 2007
	Amount of Change Attributed to
	Volume	Rate	Total Change
Investment securities (1)	$766	$7	$773
Federal funds sold	(95)	(574)	(669)
Other earning assets	76	(15)	61
Loans	3,246	(5,384)	(2,138)
Changes in interest income	3,993	(5,966)	(1,973)

NOW, savings and money market	75	(1,787)	(1,712)
Time deposits under $100,000	535	(255)	280
Time deposits of $100,000 or more	415	(1,054)	(639)
Other borrowings	943	(462)	481
Changes in interest expense	1,968	(3,558)	(1,590)
Total change in net interest income	$2,025	$(2,408)	$(383)

	Year Ended December 31, 2007 Versus the Year Ended December 31, 2006
	Amount of Change Attributed to
	Volume	Rate	Total Change
Investment securities	$474	$53	$527
Federal funds sold	347	12	359
Other earning assets	50	(1)	49
Loans	5,607	(801)	4,806
Changes in interest income	6,478	(737)	5,741

NOW, savings and money market	1,119	144	1,263
Time deposits under $100,000	(11)	179	168
Time deposits of $100,000 or more	1,285	468	1,753
Other borrowings	575	(16)	559
Changes in interest expense	2,968	775	3,743
Total change in net interest income	$3,510	$(1,512)	$1,998

(1)          Bank-qualified municipals receive preferential treatment for federal income tax purposes. Changes shown are before any such Federal tax benefit.

The Company expects its risk exposure to changes in interest rates during 2009 to remain manageable and within acceptable policy ranges. Management will continue to strive for an optimal balance between risk and earnings.

LIQUIDITY MANAGEMENT, INTEREST RATE RISK, FINANCING AND CAPITAL RESOURCES

Liquidity Management

Balance sheet liquidity, which is a measure of an entity’s ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds being gathered and the assets being funded.

The Bank’s liquidity results primarily from funds provided by short-term liabilities such as demand deposits, certificates of deposit, and short-term borrowings and is augmented by payments of principal and interest on loans.  The Bank has access to short-term investments, primarily Federal funds sold, which is the primary means for providing immediate liquidity. As an additional aid to managing short-term liquidity needs, the Bank also maintains credit facilities at correspondent banks which may be reduced or withdrawn at any time, and borrowing facilities through its Federal Home Loan Bank membership and the FRB Discount Window which may include provisions for pledging of collateral. Below is a summary of the total borrowing capacity available under these facilities and amounts outstanding at December 31, 2008:

Capacity and Outstanding Borrowings

Source of Borrowing Facility	Capacity	Outstanding at 12/31/2008
Secured line based on pledged loan collateral at:
Federal Home Loan Bank	$59,330,025	$50,000,000
Federal Reserve Bank	$36,471,740	$0
Unsecured lines at correspondent banks	$10,000,000	$0

The objective of the Bank’s asset/liability strategy is to manage and monitor liquidity proactively to ensure the safety and soundness of the Bank’s capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to shareholders.  The Bank has procedures in place to manage its liquidity on a daily basis and maintains “contingency” sources of liquidity, whereby a certain level of liquidity sources are reserved to be used for unforeseen contingency purposes. To allow for more efficient balance sheet management, the Company manages its “on” balance sheet liquidity ratios and “off” balance sheet liquidity sources. Additionally, the Bank has established thresholds for non-core deposits. Non-core deposits are defined as time deposits greater than $100,000 and all brokered deposits.  Brokered deposits are deposits obtained through any person engaged in the business of placing deposits or facilitating the placement of deposits, of third parties with insured depository institutions, with some limited exceptions.  Brokered deposits also include deposits obtained through any insured depository institution that is not well capitalized, or any employee of such institution, which engages in the solicitation of deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in such depository institution’s normal market area. During 2008, total brokered deposits increased from $48.2 million at December 31, 2007, to $84.9 million at December 31, 2008. This increase of $36.7 million in total brokered deposits is primarily the result of increased balances in the Certificate of Deposit Account Registry Service (“CDARs”) reciprocal program, which are considered brokered deposits and increased by $28.8 million during 2008 and totaled $36.2 million at December 31, 2008.

As a result of the Bank no longer being considered “well-capitalized,” the Bank is no longer able to accept, renew or rollover brokered deposits unless and until such time as it receives a waiver from the FDIC. See also “SUPERVISION AND REGULATION - Enforcement Powers.”  The Bank intends to apply for a waiver, from the FDIC to continue to accept, renew or rollover CDARS reciprocal brokered deposits; however, there can be no guarantee this waiver will be granted and, if not, the Bank will need to seek other alternatives, which may be more costly for funding purposes, as these deposits mature.

In August 2008, the Company modified its policy as a result of an increased interest in CDARs and the desire of the Bank to continue to offer this program as an option to its customers seeking additional deposit insurance. CDARs deposits continue to be considered brokered, however, they are not viewed as having the same degree of volatility as other traditional brokered deposits. As of December 31, 2008, total CDARs deposits were $36.2 million compared to $7.3 million at December 31, 2007.

In order to manage the Bank’s liquidity, management monitors a number of liquidity ratios, including the level of liquid assets to funding sources (both on and off the balance sheet), the level of dependence on non-core funding sources, the level of loans to funding sources, the level of short-term investments to total assets, contingent sources to total deposits, available liquidity to total funding and the level of unfunded loan commitments.  As of December 31, 2008, management considers the Bank’s liquidity sufficient to meet the Bank’s liquidity needs.

Despite the significant net loss in 2008, the Company had positive cash flow from operations because the goodwill impairment charge and the provision for loan losses are non-cash expenses. Net financing activities of $28.7 million; primarily from increased borrowings, were used to fund net investing activities of $22.7 million, primarily net increase in loans funded.

1st Pacific Bancorp is a company separate and apart from the Bank and must provide for its own liquidity. As of December 31, 2008, 1st Pacific Bancorp had no borrowings other than junior subordinated debentures and had approximately $39,000 in unrestricted cash. See Note P, Condensed Financial Information of Parent Company only, to the consolidated financial statements for additional financial information regarding 1st Pacific Bancorp.

Substantially all of 1st Pacific Bancorp’s revenues are obtained from dividends declared and paid by the Bank. Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s primary regulatory agency. The California Financial Code provides that a bank may not make a cash distribution to its shareholder in excess of the lesser or the Bank’s undivided profits or the Bank’s net income for its last three fiscal years less the amount of any distribution made by the Bank to shareholders during the same period. As a result of the net loss experienced in 2008 and agreement with the Bank’s regulators, it is unlikely the Bank will be able to make dividend payments to 1st Pacific Bancorp in the foreseeable future. Pursuant to its rights under the indenture agreement, the Company has elected to defer interest payments on the subordinated debentures and may continue such deferment for up to twenty calendar quarters. Management is evaluating alternate means to provide 1st Pacific Bancorp with cash to meet its other minimal operating expenses.

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

The table below sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2008, using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.  When the rate on a loan with a floating rate has reached a contractual floor or ceiling level, the loan is treated as a fixed rate loan for purposes of determining its rate-sensitivity until the rate is again free to float.

Interest Rate Sensitivity of Interest-Earning Assets and Liabilities

	Estimated Maturity or Repricing
	Up to Three Months	Over Three Months To Less Than One Year	Over One to Five Years	Over Five Years	Total
	(dollars in thousands)
Interest-Earning Assets:
Investment Securities	$3,674	$1,925	$3,313	$16,141	$25,053
Federal Funds Sold	18,010	—	—	—	18,010
Loans	111,831	75,528	92,713	71,827	351,899
Totals	$133,515	$77,453	$96,026	$87,968	$394,962

Interest-Bearing Liabilities:
Interest-Bearing Checking	$16,731	$—	$—	$—	$16,731
Savings & Money Market	77,037	—	—	—	77,037
Time Deposits	33,129	131,930	12,474	—	177,533
Other Borrowings	10,155	15,000	35,000	—	60,155
Totals	$137,052	$146,930	$47,474	$—	$331,456

Interest Rate Sensitivity Gap	$(3,537)	$(69,477)	$48,552	$87,968	$63,506
Cumulative Interest Rate Sensitivity Gap	$(3,537)	$(73,014)	$(24,462)	$63,506	$63,506
Cumulative Interest Rate Sensitivity Gap Ratio Based on Total Assets	-0.84%	-17.35%	-5.81%	15.09%	15.09%

Gap analysis is a method of analyzing exposure to interest rate risk, by measuring the ability of the Company to reprice its interest rate-sensitive assets and liabilities.  The actual impact of interest rate movements on the Company’s net interest income may differ from that implied by any gap measurement, depending on the direction and magnitude of the interest rate movements and the repricing characteristics of various on and off-balance sheet instruments, as well as competitive pressures.  These factors are not fully reflected in the foregoing gap analysis and, as a result, the gap report may not provide a complete assessment of the Company’s interest rate risk.  In addition to gap analysis, such as the table above, the Company estimates the effect of changing interest rates on its net interest income using the repricing and maturity characteristics of its assets and liabilities and the estimated effects on yields and costs of those assets and liabilities.

Based on the gap analysis and the Company’s assessment of its exposure to interest rate risk, the Company is considered to be “asset sensitive.”  In general, “asset sensitive” means that, over time, the Company’s assets will reprice faster than its liabilities.  In a rising interest rate environment, net interest income can be expected to increase and, in a declining interest rate environment, net interest income can be expected to decrease.  In addition, a rising interest rate environment will affect the Company’s ability to reprice loans that bear variable interest rates but are currently at their floor rates and will not fluctuate immediately.  At December 31, 2008, approximately $152 million, or 42% of loans were priced at their floor interest rate.  If interest rates increase, the rates earned on these loans will begin to adjust above their floor rates and the Company’s asset sensitivity will increase. Conversely, in the current declining interest rate environment, the Company will benefit from floor rates built into existing variable rate loans as the indexed rates decline to the floor rates and stop adjusting downwards. The benefit derived, if any, by the Company when loan rates drop to their floor rates may be mitigated by the increased likelihood that those loans may be refinanced by the borrowers with other financial institutions.

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

Short-Term and Other Borrowings

The Bank may borrow up to $10.0 million overnight on an unsecured basis from its correspondent banks; each of these facilities may be withdrawn at any time by the correspondent bank. In addition, the Bank has arranged a borrowing line with the Federal Home Loan Bank of San Francisco (“the FHLB”), under which the Bank may borrow up to 15% of its assets subject to providing adequate collateral and fulfilling other conditions of the line. The Bank also has a secured borrowing facility with the Federal Reserve Bank. See Note H to the Financial Statements included in “Item 8, Financial Statements and Supplementary Data,” below for additional details.

As of December 31, 2008, the Bank had $50.0 million in outstanding fixed rate FHLB advances which are outlined below:

Year of Maturity	Principal Balance	Weighted Average Interest Rate
2009	$15,000,000	2.01%
2010	25,000,000	2.88%
2011	5,000,000	2.01%
2012	5,000,000	4.31%
	$50,000,000	2.68%

At December 31, 2007, the Bank had $10.0 million outstanding in two term FHLB advances which are still outstanding as of December 31, 2008 in the table above: (1) a $5.0 million advance with an interest rate of 4.5% and a final maturity of September 14, 2009 and callable by the FHLB beginning September 14, 2008 and quarterly thereafter; (2) a $5.0 million advance with an interest rate of 4.31%, and a final maturity of September 13, 2012 and callable by the FHLB on September 13, 2009. As of December 31, 2006, the Bank had $24.0 million outstanding in

FHLB advances under these borrowing lines, which matured in January 2007 and had a weighted average interest rate of 5.34%.

Below is a table of maximum amounts of FHLB borrowings outstanding at any month-end during the reporting periods, and the approximate average amounts outstanding and weighted average interest rate as of December 31 of the reporting periods.

Year Ended	Maximum Amt Outstanding at any Month-End	Average Balance	Weighted Average Interest Rate
(dollars in thousands)
2008	$65,000	$36,247	3.31%
2007	$29,000	$13,006	5.11%
2006	$24,000	$5,786	5.29%

On March 31, 2005, the Bank issued $5.0 million in Floating Rate Junior Subordinated Debentures in a private placement offering.  This offering was undertaken in order to raise the Bank’s capital ratios.  Under risk-based capital guidelines, subordinated debentures qualify for Tier 2 capital treatment up to 50% of Tier 1 capital and, therefore, increased the Bank’s total risk-based capital ratio.  The terms of the subordinated debt are: a final maturity of June 15, 2020, a right on behalf of the Bank for early redemptions beginning in June, 2010, and an interest rate which floats quarterly based on 3 Month LIBOR plus a spread of 178 basis points.  The interest rate on the subordinated debt as of December 31, 2008 is 3.78%.

On June 28, 2007, the Company completed a private placement of $5.0 million in aggregate principal amount of floating rate preferred securities (the “Trust Preferred Securities”) through a newly-formed Delaware trust affiliate, FPBN Trust I (the “Trust”).  The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of Common Securities to purchase $5,155,000 in aggregate principal amount of the Company’s unsecured floating rate junior subordinated debt securities due September 1, 2037, issued by the Company (the “Junior Subordinated Debt Securities”).  As of December 31, 2008, the coupon interest rate was 3.58% (3 month LIBOR plus 1.40%) and floats quarterly.  The Company shall have the right, subject to regulatory approval, to redeem the debt securities, in whole or from time to time in part, on any interest payment date on or after September 1, 2012.  The net proceeds to the Company from the sale of the Junior Subordinated Debt Securities were used by the Company to fund a portion of the cash consideration in the acquisition of Landmark.

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

The Company’s shareholders’ equity at December 31, 2008 was $22.6 million, a decrease of $22.4 million compared to the $45.0 million at December 31, 2007.  The decrease was primarily the result of net losses for the year which included a one-time goodwill write down of $10.4 million. Tangible book value per share totaled $4.27 at December 31, 2008, compared to $6.68 as of December 31, 2007.

In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets.  These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items.  Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 capital, total capital and leverage ratios.  The Bank’s risk-adjusted capital ratios, shown below as of December 31, 2008, 2007 and 2006 have been computed in accordance with regulatory accounting policies.  See also Note N-”Regulatory Matters” of the Financial Statements and “Item 1, Description of Business - Supervision and Regulation - Risk-Based Capital Guidelines” above for more information on regulatory capital requirements.

Capital Ratios

	December 31,
	2008	2007	2006	Minimum Requirements
Tier 1 Capital to Average Assets (“Leverage Ratio”)	5.4%	9.0%	8.7%	4.0%
Tier 1 Capital to Risk-Weighted Assets	6.2%	9.5%	8.7%	4.0%
Total Capital to Risk-Weighted Assets	8.7%	12.0%	11.5%	8.0%

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or EESA, was enacted, which increased FDIC insurance coverage (See “Deposit Insurance Assessments” above), as well as provided up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the U.S. Treasury was initially authorized by congress to use $350 billion for the Troubled Asset Relief Program, or TARP. Of this amount, the U.S. Treasury allocated $250 million to the Capital Purchase Program, or CPP. This program allows a qualifying institution to apply for up to three percent of its total risk-weighted assets in capital, which will be in the form of non-cumulative perpetual preferred stock of the institution with a dividend rate of 5% until the fifth anniversary of the investment and 9% thereafter. The U.S. Treasury will also receive warrants for common stock of the institution equal to 15% of the capital invested. On January 15, 2009, the second $350 billion of TARP funding was released to the U.S. Treasury. The Bank applied in October 2008 for TARP funding of 3% of risk-weighted assets (approximately $12 million) and is currently waiting to hear about the status of the application as of the filing date of this report.

Under California law, 1st Pacific Bancorp would be prohibited from paying dividends unless: (1) its retained earnings immediately prior to the dividend payment equals or exceeds the amount of the dividend; or (2) immediately after giving effect to the dividend, the sum of 1st Pacific Bancorp’s assets would be at least equal to 125% of its liabilities, and 1st Pacific Bancorp’s current assets would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding those fiscal years, the current assets of 1st Pacific Bancorp would be at least equal to 125% of its current liabilities.  The primary source of funds with which dividends could be paid to shareholders would come from cash dividends received by, the Company from the Bank.  The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in the California Financial Code, and administered by the DFI. Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time).  If the above test is not met, cash dividends may only be paid with the prior approval of the DFI, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. The FRB may also limit dividends paid by the Company. Based on these regulations and the Company’s current financial results, the Company has resolved not to declare or pay any dividends without prior approval of the FRB and the Bank has agreed not to declare or pay any dividends without prior approval of the FRB and the DFI.

INVESTMENT PORTFOLIO

The primary objective of the Company’s investment portfolio is to contribute to maximizing shareholder value by providing adequate liquidity sources to meet fluctuations in the Company’s loan demand and deposit structure.  To meet this objective, the Company invests in securities that generate reasonable rates of return to the Company given its liquidity objectives.  Secondary objectives of the investment portfolio which may be considered include: meeting pledging requirements of public or other depositors; minimizing the Company’s tax liability; accomplishing strategic goals; and assisting various local public entities with their financing needs (which may assist the Company in meeting its CRA objectives).

The Board of Directors has established policies regarding the investment activities of the Company, including establishment of risk limits and ensuring that management has the requisite skills to manage the risks associated with the Company’s investment activities.  The Board of Directors reviews portfolio activity and risk levels and requires management to demonstrate compliance with approved risk limits.  Senior management is responsible for establishing and enforcing policies and procedures for conducting investment activities.  Management must have an understanding of the nature and level of various risks involved in the Company’s investments and how such risks fit within the overall risk characteristics of the Company’s balance sheet.

The Chief Financial Officer acts as the Company’s Investment Officer and ensures that the day-to-day guidelines of the Company’s investment policies are properly implemented and that all investments meet regulatory and accounting guidelines.  The Chief Executive Officer or the Chief Financial Officer must approve each investment transaction.  The Company monitors its investment portfolio closely, and accordingly, its composition may change substantially over time.

At December 31, 2008, the Company held securities guaranteed or issued by the Federal National Mortgage Association (“FNMA”) totaling $3.9 million which was in excess of 10% of the Company’s shareholder equity.  The contractual maturity distribution based on amortized cost and fair value as of December 31, 2008, is shown below. Mortgage-backed securities (“MBS”) have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties. See Note B — Investment Securities in the notes to consolidated financial statements for additional information on investment securities.

Amounts and Distribution of Investment Portfolio

	December 31,
	2008			2007			2006
	(dollars in thousands)
	Amortized Cost	Market Value	Wghtd Avg Yield	Amortized Cost	Market Value	Wghtd Avg Yield	Amortized Cost	Market Value	Wghtd Avg Yield
Available-for-Sale Securities:
Corporate Debt Securities:
One Year or Less	$2,988	$2,910	4.52%	$994	$965	5.83%	$—	$—
One Year to Five Years (1)	2,749	2,668	3.06%	8,902	8,692	6.22%	3,958	3,985	5.86%
Total	5,737	5,578	3.82%	9,896	9,657	6.18%	3,958	3,985	5.86%

Bank-Qualified Municipals:
Due after Ten Years (2)	4,827	4,361	4.79%	—	—		—	—

Collateralized Mortgage Obligations:
Due after Ten Years	9,451	8,349	6.77%	—	—		—	—

Government-Sponsored Agency Securities:
One Year or Less	—	—		1,996	1,998	5.48%	—	—

Government-Sponsored Agency - MBS:
(Unallocated)	5,729	5,816	5.43%	10,531	10,668	5.64%	—	—

U.S. Agency - MBS (Unallocated)	996	949	4.00%	1,415	1,423	5.05%	5,023	5,013	6.84%

Total Investment Securities	$26,740	$25,053	4.91%	$23,838	$23,746	5.64%	$8,981	$8,998	4.98%

(1)          Includes amortized cost of $1.2 million for a corporate bond which was on non-accrual as of December 31, 2008.

(2)          Bank-qualified municipals receive preferential treatment for federal income tax purposes. Weighted average yields shown are before any such Federal tax benefit.

During 2008, the Company placed a corporate bond with a par value of $2.0 million on non-accrual status and ultimately recognized $800,000 in OTTI charges during the year. This corporate bond was an investment in debt of Washington Mutual Inc., the bankrupt former parent of Washington Mutual Bank. The OTTI charge reflected a write-down to 60% of par. Trading activity in the bond was limited and volatile; however, in January 2009, the bond was sold and the Bank recognized a gain upon sale.

LOAN PORTFOLIO

Types of Loans

The Bank originates, purchases, or acquires participating interests in loans for its portfolio and for possible sale in the secondary market.  Total loans were $349.8 million at December 31, 2007 and increased to $351.9 million at December 31, 2008, an increase of $2.1 million, or approximately 1.0%.  Types of loans include construction and land development loans, residential and commercial real estate loans, commercial business loans, SBA loans, and consumer loans. At year end 2008, real estate loans made up 42% of the portfolio and have grown 23% since the prior year. Consumer loans grew by 60% while construction and land loans, commercial loans and SBA loans each declined by 13%, 11% and 44%, respectively. The yield on loans dropped from 8.64% in 2007 to 6.93% in 2008, mostly due to a 400 basis point drop in the prime rate during 2008.

Loan Portfolio Composition by Type of Loan

	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Loans:
Construction & Land Development	$109,593	$125,661	$116,389	$94,912	$59,579
Real Estate — Residential &Commercial	147,965	120,531	81,131	65,123	57,058
SBA Loans — 7a & 504	8,820	15,880	19,883	21,965	24,640
Commercial Business	69,225	77,582	52,797	43,970	41,555
Consumer	16,296	10,165	5,066	4,412	5,720
Total Loans	351,899	349,819	275,266	230,382	188,552
Allowance for Loan Losses	(5,059)	(4,517)	(3,251)	(2,809)	(2,265)
Net Loans	$346,840	$345,302	$272,015	$227,573	$186,287

Commitments:
Standby Letters of Credit	$3,819	$5,994	$3,224	$1,649	$153
Undisbursed Loans and Commitments to Grant Loans	108,235	98,385	87,527	85,661	69,034
Total Commitments	$112,054	$104,379	$90,751	$87,310	$69,187

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

Many of the Bank’s loans have floating interest rates, typically tied to the prime-lending rate as published in The Wall Street Journal.  The majority of these floating rate loans are adjusted at least quarterly.

Loan Maturity by Category

	December 31, 2008
	(dollars in thousands)
	Due in One Year Or Less	Due After One Year to Five Years	Due After Five Years	Total
Construction & Land Development	$92,797	$16,608	$188	$109,593
Real Estate - Residential & Commercial	39,755	32,531	75,679	147,965
SBA Loans - 7a & 504	958	1,225	6,637	8,820
Commercial Business	8,648	21,495	39,082	69,225
Consumer	15,975	256	65	16,296
Total	$158,133	$72,115	$121,651	$351,899

Floating Rate				$114,358
Fixed Rate				237,541
			Total	$351,899

As stated in the “Liquidity and Interest Rate Risk” section above, when the rate on a loan with a floating rate has reached a contractual floor or ceiling level, the loan is treated as a fixed rate loan for purposes of determining its rate-sensitivity until the rate is again free to float.  At December 31, 2008, approximately $152 million of the fixed rate loans, noted above, were floating rate loans priced at their floor interest rate.  We monitor the level of sensitivity of the Company’s loan portfolio to changes in interest rates on a regular basis under our interest rate risk management program.

Allowance for Loan Losses

Many banks experienced a significant decline in loan asset quality including increased delinquency and problem credit issues in 2008 causing management, regulatory agencies and auditors to review allowance for loan and lease losses methodologies with a tremendous amount of scrutiny. Arriving at an appropriate allowance involves a high degree of management judgment.

The following table summarizes, for the periods indicated, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses:

Changes in Allowance for Loan Losses

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$4,517	$3,251	$2,809	$2,265	$1,454
Landmark Bank Acquisition Allowance	—	1,026	—	—	—
Net Loans Charged off:
Total Charge Offs	(15,371)	(105)	(2)	(11)	(41)
Total Recoveries on Loans Previously Charged Off	13	7	—	2	2
Net Loans (Charged Off) Recoveries	(15,358)	(98)	(2)	(9)	(39)

Provision for Loan Losses	15,900	338	444	553	850
Balance at End of Period	$5,059	$4,517	$3,251	$2,809	$2,265

Ratios:
Net Loans Charged Off to Average Loans	4.24%	0.03%	0.00%	0.00%	0.03%
Allowance for Loan Losses to Total Loans	1.44%	1.29%	1.18%	1.22%	1.20%

Provisions for loan losses are based on an analysis of the loan portfolio and include such factors as historical experience, the volume and type of loans in the portfolio, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the ability to collect on loans in the portfolio.  The amount provided for loan losses is charged to earnings.  The provision for loan losses was $15.9 million for 2008 compared to $338,000 for the year ending December 31, 2007. The Bank ended 2008 with a 1.44% level of allowance for loan losses to total loans compared to 1.29% for the year ended December 31, 2007.

Since its inception in 2000 through December 31, 2007, the Bank has charged off a total of $164,508 with recoveries of $14,052, leaving a net charge off total for the Bank of $150,456; which represented 0.043% of the Bank’s December 31, 2007 net loans. During 2008, the Bank posted significant loan charge-offs totaling $15.4 million (see “Loan Quality” below for further discussion of charge-offs).

As of December 31, 2008, our loan loss reserve was $5.1 million, or 1.44% of total loans outstanding. The year-end provision for loan losses followed an extensive review of the entire loan portfolio including a stress test to assist in projecting future losses. Nonperforming loans as of December 31, 2008 totaled $12.3 million, with an additional $1.4 million in OREO. However, the determination of the adequacy of the loan loss reserve took into consideration the reasonable potential for loans returning to a performing status and the adequacy of the collateral securing those loans.

On a quarterly basis, the Bank performs a detailed internal review to identify the risks inherent in the loan portfolio, to assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses, which is charged to expense.

In addition to its internal review process, the credit quality of the Bank’s loan portfolio is evaluated by contracted, independent credit reviewers, by examiners as part of the regulatory review process, and by CPA’s as part of the annual financial audit.

During 2008, the Bank decided to transition to a different independent credit review service than had been used in previous years. The Bank felt the transition to a new third party reviewer was warranted to increase the level of background and experience of the contractor in construction and real estate lending, and especially in regards to nonperforming assets. The new credit review contractor performed special reviews of commercial real estate loans in September 2008 and December 2008 and a routine credit review covering fourth quarter activity. Management utilized the results of these independent reviews in assessing the adequacy of the allowance for loan losses.

In January 2008, a joint examination from the Federal Reserve Bank of San Francisco and the DFI was completed, with no changes recommended either to the loan loss allowance calculation methodology or to the level of the allowance for loan losses. Furthermore, a targeted asset quality examination was completed by the regulators in October 2008.  As a result of this targeted asset quality exam, the Bank agreed to improve asset quality, reduce the level of problem loans, develop a plan to reduce the concentration of commercial real estate (“CRE”) loans, enhance its CRE stress testing assessments, and enhance its loan policies and procedures.

A key element of the methodology for assessing the risks inherent in the loan portfolio is the credit classification process.  Loans identified as less than “pass” are reviewed individually to estimate the amount of probable losses that need to be included in the allowance.  These reviews include analysis of financial information as well as evaluation of collateral securing the credit.  Three allocation components are used: General based on qualitative factors, Specific and Specific Impaired. The General component estimates probable future loan loss based on qualitative designation and considers factors such as national and local economic changes, changes to management or staff and unemployment rates as well as historical experience; the Specific component is designed to calculate a reserve for criticized and classified loans; and the Specific Impaired component allocates a probable loss amount on impaired loans. Additionally, the inherent risk present in the “pass” portion of the loan portfolio is assessed by taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.  Upon completion, the written analysis is presented to the Board of Directors for discussion, review and approval.

We consider the current allowance for loan losses to be adequate to provide for risks inherent in the loan portfolio.  All available information is used to recognize losses on loans and leases; however, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may recommend additions based upon their evaluation of the portfolio at the time of their examination.  Accordingly, there can be no assurance that the allowance for loan losses will be adequate to cover future loan losses or that significant additions to the allowance for loan losses will not be required in the future.  Material additions to the allowance for loan losses would decrease earnings and capital, among other adverse consequences.

Allocation of the Allowance for Loan Loss by Loan Type

	December 31,
	2008		2007		2006		2005		2004
	(dollars in thousands)
	Allowance Amount	Type as a % of Loans	Allowance Amount	Type as a % of Loans	Allowance Amount	Type as a % of Loans	Allowance Amount	Type as a % of Loans	Allowance Amount	Type as a % of Loans
Construction & Land Development	$2,363	31.1%	$1,984	35.9%	$1,119	42.3%	$863	41.2%	$261	31.6%
Real Estate - Residential & Commercial	945	42.1%	690	34.5%	626	29.5%	518	28.3%	405	30.3%
SBA Loans-7a & 504	199	2.5%	141	4.5%	500	7.2%	456	9.5%	636	13.1%
Commercial Business	1,392	19.7%	1,589	22.2%	814	19.2%	817	19.1%	614	22.0%
Consumer	160	4.6%	66	2.9%	31	1.8%	25	1.9%	31	3.0%
Unallocated	—	0.0%	47	0.0%	161	0.0%	130	0.0%	318	0.0%
Totals	$5,059	100.0%	$4,517	100.0%	$3,251	100.0%	$2,809	100.0%	$2,265	100.0%

Loan Quality

The risk of nonpayment of loans is an inherent feature of the banking business.  That risk varies with the type and purpose of the loan, the collateral that is utilized to secure payment, the market for the collateral and ultimately, the credit worthiness of the borrower.  In order to minimize this credit risk, the Chief Executive Officer, the Chief Operating Officer, the Chief Credit Officer, or the Loan Committee of the Board of Directors of the Bank approve virtually all loans made by the Company.  The Loan Committee is comprised of directors and members of its senior management.

The Company grades its loans from “pass” to “loss,” depending on credit quality, with “pass” representing loans with an acceptable degree of risk given the favorable aspects of the credit and with both primary and secondary sources of repayment.  Classified loans or substandard loans are ranked below “pass” loans.  As these loans are identified in the review process, they are added to the internal watch list and loss allowances are established.  Additionally, loans are examined regularly by the Company’s regulatory agencies.

Non-accrual loans are loans which management believes may not be fully collectible as to principal and interest. Generally loans which are past due 90 days or loans which management believes the interest may not be collectible are placed on non-accrual status.  A loan which has been placed on non-accrual status is not returned to accrual basis until it has been brought current with respect to both principal and interest payments, is performing to current terms and conditions, its interest rate is commensurate with market interest rates and future principal and interest payments are no longer in doubt.

Loan charge-offs and partial loan impairment write downs are accounted for at the time we reasonably believe a loan is not likely to be fully collected as to principal and interest.  Our charge-off activity during 2008 reflects the underlying trends in the economy and their impact on our loan portfolio.  Loan charge-offs, net of recoveries, amounted to $25,000, $233,000, $4.0 million, and $11.1 million in the 1st through 4th quarters of 2008, respectively.  The following summarizes the total charge-offs in 2008 of $15.4 million by type of loan (dollars in thousands):

Construction and Land Development Loans	$6,920
Real Estate — Residential and Commercial	886
Commercial Business	7,565
Total Charge-offs	$15,371

Included in commercial business loan charge-offs is one loan for $6.98 million which was not secured by real estate but was used for a purchase option contract on a land acquisition and development project.  We have no other loans of this type secured by a purchase option contract on a land acquisition and development project. Furthermore, included in charge-offs on construction and land development is $6.4 million related to five land development loans to four different borrowing relationships.  In summary, $13.4 million or 87% of loan charge-offs in 2008 related to land acquisition and development activities and were comprised of only five borrowing relationships.

As reflected in the above charge-off activity, the impact of the economic slowdown on the San Diego and Southern California economies was significant during 2008:  land values dropped by 30%-60%, the values of single family homes dropped by 20%-50%, new home construction was reduced to almost zero, the declining trends affected office, retail and industrial properties in the second half of the year, the unemployment rate substantially increased over 2007 and the credit crisis affected all phases of the economy.  While the economic problems began in 2007, the affects were not noticeable in our loan portfolio until 2008, especially the second half of the year.  Our borrowers have been adversely affected by these developments, with real estate developers, contractors and investors feeling the effect of a cash flow squeeze, commercial enterprises in related lines of business also noting reduced revenues and cash flows, and, finally, many businesses not related to the real estate industry noting reduced revenues.

These economic trends developed and intensified over the course of 2008.  The following information is provided to show relevant trends related to various components of our loan portfolio during 2008.

Nonaccrual Loans — Nonaccrual loans remained relatively stable from $5.5 million at December 31, 2007, through April 30, 2008 at $4.1 million; however, stress in the loan portfolio began to materialize as evidenced by the following significant conditions in the nonaccrual loan portfolio:

•	During May 2008, one real estate relationship with 4 loans, 2 of them land loans, was placed on nonaccrual, increasing nonaccrual balances to $8.9 million.

•	During June, two real estate loans, one a land loan and one a multifamily project, and two SBA 7a loans increased nonaccrual balances to $11.6 million.

•	In July, three additional land loans to one relationship brought nonaccrual totals to $17.2 million.

•	In October 2008 we placed three loans on nonaccrual, two land loans and an office building loan, bringing nonaccrual balances to $21.1 million.

•	Nonaccrual loans peaked in November 2008, after adding another land loan and a construction loan, to an aggregate $22.4 million.

•

In December, we received payoff and a partial charge-off on one substantial nonaccrual loan of $2.0 million, foreclosed on 4 properties, liquidated one SBA borrowers’ assets and charged off $4.1 million related to nonaccrual loans, reducing total nonaccrual loans to $12.3 million.

Special Mention Loans - Loans internally graded and categorized as special mention also demonstrate the deteriorating effect of the economy on our loan portfolio, with large increases in the second half of the year.  Total loans in this category were $13.0 million, $8.7 million, $19.4 million, and $32.9 million at the end of the 1st through 4th quarters of 2008, respectively.  Growth in this category was concentrated in the following areas:

•	In the 2nd quarter, the reduction resulted from a real estate loan being downgraded.

•	In the 3rd quarter, increased balances related to three land and construction loans, three real estate secured term loans and two commercial loans — one guaranteed by SBA.

•	In the 4th quarter, increased balances related to two construction loans, a boat loan and two commercial loans.

Substandard Loans - Loans internally classified substandard or worse also exhibited a similar trend.  Total loans in this category were $16.9 million, $29.8 million, $34.3 million, and $22.7 million at the end of the 1st through 4th quarters of 2008, respectively.  The changes in this category were concentrated as follows:

•	In the 2nd quarter, increases relate to one real estate related commercial loan, two commercial real estate term loans and an SBA loan; however, one construction loan was paid off.

•	In the 3rd quarter, increases related to two land loans, two real estate term loans and an SBA loan, somewhat offset by $3.1 million in charge-offs recorded during the quarter.

•

In the 4th quarter, reductions primarily related to $11.1 million in charge-offs and partial impairment write downs recorded plus one real estate term loan payoff, partially offset by increases related to two commercial real estate loans.

Components of Nonperforming Assets

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)

Non-Accrual Loans	$12,264	$5,492	$—	$1,052	$—
Loans 90 Days Past Due and Still Accruing	—	62	—	—	—
Restructured Loans	—	—	—	—	—
Total Nonperforming Loans	12,264	5,554	—	1,052	—

Non-Accrual Debt Securities	1,260	—	—	—	—
Other Real Estate Owned	1,390	—	—	—	—
Total Nonperforming Assets	$14,914	$5,554	$—	$1,052	$—

Non-Accrual Loans as a Percentage of Total Loans	3.49%	1.57%	0.00%	0.46%	0.00%
Loans 90 Days Past Due as a Percentage of Total Loans	0.00%	0.02%	0.00%	0.00%	0.00%
Restructured Loans as a Percentage of Total Loans	0.00%	0.00%	0.00%	0.00%	0.00%
Nonperforming Loans as a Percentage of Total Loans	3.49%	1.59%	0.00%	0.46%	0.00%

Allowance for Loan Losses as a Percentage of Nonperforming Loans	33.92%	81.32%	N/A	267.00%	N/A
Nonperforming Assets as a Percentage of Total Assets	3.54%	1.34%	0.00%	0.40%	0.00%

During 2008, the Company had an average recorded investment in loans in a non-accrual status of $13.3 million.  Restructured loans are those loans where the Company has made concessions in interest rates or repayment terms due to a decline in the financial condition of the borrower. Other real estate owned may be acquired in satisfaction of loan receivables through foreclosure or other means.  If acquired, these properties are recorded on an individual asset basis at the estimated fair value less selling expenses. The Company had no restructured loans or other real estate at any time during 2006 or 2007.

Further decline in economic conditions in the Company’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general. The Company has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming year.

As of December 31, 2008, the Bank had $1.0 million of potential problem loans which are not disclosed as nonperforming loans, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which may result in disclosure of such loans as nonperforming loans in the future.

Loan Concentrations

The Company’s loan portfolio consists primarily of loans to borrowers within San Diego County.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in its market area and, as a result, the Company’s loan and collateral portfolios are, to some degree, concentrated in those industries.

As of December 31, 2008, the Company held approximately 74% of its loan portfolio in real estate related market segments: 31% in construction and land development loans, 42% in real estate term loans and 1% in SBA 504 loans. Approximately 21% of the Company’s loan portfolio consists of Commercial & Industrial Loans, of which a 2% concentration is SBA 7a loans. The Commercial & Industrial loans were highly concentrated in secured loans, representing 14% of the total portfolio. Given the trends in the real estate markets, the bank is making a concerted effort to be very selective in its real estate and construction lending activity.

The following table reflects the major concentrations of the loan portfolio, by type of loan, as of December 31, 2008:

Loan Concentrations

(Dollars in thousands)

Type of Loan	Amount	Percent of Total Loans
Construction and Land Development
Land and Land Development	$37,778	10.7%
Construction - Commercial	42,164	12.0%
Construction - Residential 1-4	29,651	8.4%
Total Construction and Land Development Loans	109,593	31.1%

Other Real Estate Loans (by type of collateral):
1-4 Family Residential — 1st Trust Deed	16,794	4.8%
1-4 Family Residential — Junior Liens	8,186	2.3%
Multifamily	12,787	3.7%
Non-Farm/Non Residential — Owner Occupied	30,719	8.7%
Non-Farm/Non Residential — Real Estate	79,479	22.6%
Total Real Estate Secured Loans	147,965	42.1%

Commercial Loans:
Unsecured	5,452	1.6%
Secured	63,443	18.0%
Other Commercial	330	0.1%
Total Commercial Loans	69,225	19.7%

SBA 504 Loans	2,534	0.7%
SBA 7a Loans	6,286	1.8%
Consumer Loans	16,296	4.6%
Total Loans	$351,899	100.0%

DEPOSITS

Total deposits were $345.4 million at December 31, 2007, and decreased to $333.8 million at December 31, 2008, a decrease of $11.6 million, or approximately 3%. Increasing competition for deposits and a slowing economy, as the prime rate plummeted 400 basis points by year end, forced aggressive deposit pricing. The cost of interest-bearing deposits in 2007 was 4.39% and dropped 121 basis points to 3.18% during 2008. The Bank offers a variety of deposit accounts, having a wide range of interest rates and terms, consisting of demand, savings, money market, time accounts, CDARS and brokered deposits. To attract and retain deposits, the Bank primarily relies on competitive pricing policies, customer service and referrals. The target market of the Bank is small-to-medium sized businesses and professionals. The following table summarizes average deposits and average rates paid for the periods indicated:

Distribution of Average Deposits and Average Rates Paid

	For the Period Ended December 31,
	2008		2007		2006
	(dollars in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest Bearing Checking	$15,851.48%		$15,219	1.01%	$14,200	1.22%
Savings & Money Market	99,023	2.21%	95,754	3.99%	67,989	3.74%
TCD Less than $100,000	39,636	3.88%	25,864	4.87%	26,109	4.18%
TCD $100,000 or More	118,110	4.12%	108,056	5.10%	82,840	4.53%
Total Interest-Bearing Deposits	272,620	3.18%	244,893	4.39%	191,138	3.96%

Non Interest-Bearing Demand Deposits	70,628	0.00%	64,319	0.00%	52,550	0.00%

Total Deposits	$343,248	2.53%	$309,212	3.48%	$243,688	3.10%

A fifth branch office was opened in El Cajon in April 2006 and contributed to deposit growth in 2007 with total deposits of $12 million at December 31, 2007.  The increase in 2007 is primarily due to acquiring two established branch offices with the acquisition of Landmark.  The limited service branch office opened in Downtown San Diego in February 2008, contributed approximately $4 million in deposits. The changes in interest rates paid on deposit accounts from 2007 to 2008 reflect a very competitive interest rate environment during 2008. Interest rates paid on deposit accounts are managed proactively to remain competitive and to react to changes in Federal monetary policy.

The coming year is likely to be as challenging as the past one and, while the Company plans for growth in deposits, the Bank will continue to feel pressure on its net interest margin and strong competition for deposits.  As of December 31, 2008, the Company had approximately 5,228 deposit accounts comprised of savings and money market accounts (23%), certificates of deposit (53%), and transaction accounts (24%).

To augment marketing efforts and as a means to build new relationships in the community, the Bank periodically attracts new deposits through the development of new deposit products and by offering a variety of deposit promotions, which are occasionally advertised, typically in print media.  During 2008, two new deposit products were introduced, a Personal Banking Program and a Premier Banking Program.  These two programs bundle a variety of bank products and services in a package designed to create a multi-product core relationship with the customer from the start.  In addition, the Bank conducted two deposit campaigns in 2008 that resulted in approximately $25.0 million in new deposits to the Bank.  Typically, when offering a promotional deposit campaign, the Company will offer higher than average competitive interest rates.  These rates are typically higher than standard interest rates offered by the Company, but are generally not the highest interest rates available in the market place.  The Bank expects to continue to periodically run promotional deposit campaigns and market directly to its strategic niche in order to grow its deposit base and to attract new deposit relationships with an emphasis on attracting low cost demand deposits.

Deposits are also acquired from non-traditional sources through relationships with correspondent banks and related deposit programs as well as through deposit brokers. The Bank participates in a “portfolio deposit program” offered by a correspondent bank in which it receives variable rate money market deposits as pass through funds from the correspondent bank. The Bank’s participation in this program totaled $6 million at December 31, 2008.

During 2007, as a result of the acquisition of Landmark, the Bank began participating in the CDARS program. This program permits the Bank’s customers to place deposits through their relationship bank with other participating institutions and have those deposits fully-insured by the FDIC, up to $50 million. The CDARS program acts as a clearinghouse, placing customer deposits from one institution in the CDARS network with over 1,500 other network banks (in increments of less than the $250,000 FDIC insurance limit). Funds that a customer places into the CDARS program are reciprocated by other participating banks so the funds essentially remain on the Bank’s balance sheet. As of December 31, 2008, the Bank had issued approximately $36.0 million of certificates of deposit to local customers through the CDARS program.

Deposits are also received in the form of time certificates through the use of deposit brokers who place the funds with the Company on behalf of their clients.  The total level of deposits from these non-traditional sources was approximately $48.7 million at December 31, 2008, compared to approximately $48.2 million at December 31,

2007.  The level of deposits the Bank accepts from these non-traditional sources is carefully managed as these types of deposits expose the Company to different characteristics in managing its liquidity.  The Company has adopted procedures to monitor these deposits and has made arrangements for borrowing funds from other sources (see “Short-Term and Other Borrowings” below) should these programs become less available.  However, should deposits from these programs suddenly decline, the Company’s other sources of funds could become more costly. As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits unless it has obtained a waiver from the FDIC. Although the Bank plans to apply for such a waiver related to a portion of its brokered deposits, there is no guarantee that such application will be approved. See the Enforcement Powers section of “Supervision and Regulation” above.

Scheduled Maturity Distribution of Time Deposits of $100,000 or More

As of December 31, 2008,
(in thousands)

Three Months or Less	$16,946
Over Three Months Through Six Months	30,157
Over Six Months Through Twelve Months	53,435
Over Twelve Months	11,927
Total	$112,465

NONINTEREST INCOME AND NONINTEREST EXPENSE

Noninterest income for 2008 was $1,222,000, compared to $710,000 for 2007, an increase of $512,000, or 72%.  This increase includes $374,000 in income for service charges and miscellaneous income, a non-recurring gain of $152,000 on the early prepayment of $20.0 million in FHLB advances and gain on sale of securities of $16,000 partially offset by a decline in brokered fee income of $35,000. The significant increase in service charges on deposits can mostly be attributed to: 1) a change in systems and procedures to more effectively collect non-sufficient funds and overdraft charges; and 2) the additional income received for servicing the deposits of two additional Landmark branch locations beginning July 1, 2007. As a percentage of total average assets, noninterest income was 0.28% for 2008 compared to 0.19% for 2007.

Noninterest expense for 2008 was $27.2 million compared to $13.4 million for 2007, an increase of $13.8 million or 103%.  On a relative basis, total noninterest expenses as a percentage of total average assets increased from 3.6% in 2007 to 6.2% in 2008, an increase of 4.1%. Below is more analysis and further breakdown of the $13.8 million increase in noninterest expenses:

Salary and benefits expense increased from $7.5 million in 2007 to $9.1 million in 2008, or $1.6 million, a 21% increase.  While the number of full-time equivalent employees decreased from 107 at December 31, 2007 to 105 at December 31, 2008, the expense for salaries and benefits increased. The additional expense is primarily due to the full-year affect of salaries and benefits for an additional 20 permanent staff positions as a result of the acquisition of Landmark and severance expenses of approximately $279,000 paid in 2008 related to the former chief executive officer. The remaining increases in total salary and benefits are explained by additional staff positions added during 2007; 30 full-time equivalent positions were added during 2007, of which 20 were from Landmark.

Occupancy and equipment expense increased approximately $718,000 or 31%, from $2.3 million in 2007 to $3.1 million in 2008, which includes a full-year of occupancy expenses related to two additional branch office locations acquired from Landmark beginning in July 2007.  The occupancy expense for these two offices increased $478,000 when comparing the full year of 2008 to approximately six months of 2007. The remainder of the increase in occupancy expenses is primarily the result of the relocation of the Company’s headquarters office in late 2007 to a larger facility to accommodate the Company’s growth.

Other operating expenses increased from $3.6 million in 2007 to $15.1 million in 2008, an increase of $11.5 million. Of this increase approximately $11.2 million results from the following nonrecurring expenses: 1) a complete write down of the goodwill asset recorded in the Landmark acquisition totaling $10.4 million; and 2) the recognition of an $800,000 OTTI charge on a corporate bond investment (see the Investment Portfolio section above). After excluding these one-time nonrecurring expenses, the remaining net increase of approximately $320,000 in other operating expenses is the result of the following:

Increases in other operating expenses:

•                  $347,000 in professional fees which included significant increases in legal expense and related loan collection expenses, operational and compliance costs and insurance expenses;

•                  $135,000 in data processing expense mostly due to a full year of expenses related to the integration of Landmark including software, item processing, third party processing and account opening charges for CDARs deposits;

•                  $66,000 in regulatory fees mostly due to an increase of $60,000 in FDIC assessment charges;

•                  $134,000 in amortization expense for core deposit intangible.

Decreases in certain other operating expense due to concerted efforts to reduce controllable costs:

•                  $143,000 in marketing expenses, including media advertising, investor relations and marketing consultants;

•                  $128,000 in supplies and miscellaneous expenses, including stationery, telephone and board costs;

•                  $88,000 in human resources and training costs.

INCOME TAXES

During 2008, the Company recognized income tax benefits of $3.2 million compared to income tax expenses of $1.7 million for 2007.  Total income tax expense (benefit) as a percentage of income (loss) before taxes was 12.6% in 2008 compared to 41.4% in 2007. The change in the effective tax rate for book purposes primarily results from the goodwill impairment charge being nontaxable and the increase in the deferred tax valuation allowance by $2.8 million. See also Note F, Income Taxes, to the Financial Statements for more information.

CONTRACTUAL OBLIGATIONS

See Note D, Premises and Equipment included in “Item 8 — Financial Statements and Supplementary Data.”

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit totaling $112.1 million at December 31, 2008 and $104.4 million as of December 31, 2007.

The Company leases its facilities under non-cancellable operating leases and routinely enters contracts for services to be provided over extended future periods, which may contain penalty clauses for the early termination of the contracts.

In addition, the Company is a member of the FHLB and is offered wholesale credit products and services which provide the Company with access to funds that help meet the borrowing needs of its customers. Our liquidity sources are described in the “Liquidity Management” section above. For additional information regarding the Company’s off-balance sheet arrangements, see Notes D, G and H to the Financial Statements included in “Item 8, Financial Statements and Supplementary Data.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This form 10-K is based on the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The process of preparing these financial statements requires management to make difficult, subjective or complex judgments that could have a material effect on the Company’s financial condition and results of operations and may change in future periods. A critical accounting policy is defined as one that is material to the presentation of the Company’s financial statements. A summary of significant accounting policies is presented in Note A of the Financial Statements found in “Item 8- Financial Statements and Supplementary Data,” below. Management believes that the following are critical accounting policies.

Use of Estimates in the Preparation of Financial Statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Allowance for Loan Losses.  The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Income Taxes. Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements.  A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized.  Realization of tax benefits of deductible temporary differences and operating loss carry-forwards depends on having sufficient taxable income of an appropriate character within the carry-forward periods.

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

In connection with the safe harbors created by Section 21E of the Exchange Act and the provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company’s control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  Such factors include, but are not limited to, the following:

•                  The factors described in Item 1A-Risk Factors of this Annual Report on Form 10-K.

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

•                  The questionable availability of take-out financing or problems with sales or lease-ups with respect to commercial and residential projects, due to the current economic environment.

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

•                  Changes in critical accounting policies and judgments.

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

Using the Company’s current interest rate risk model, the Company estimates the following changes in its net interest income assuming different interest rate shocks to the Federal Funds rate, which was 0.25%, as of December 31, 2008:

Projected Shock to Federal Funds Rate	Estimated Change in Net Interest Income	Percentage Change in Net Interest Income
+ 300 bp	$1,638,000	10.9%
+ 200 bp	$451,000	3.0%
+ 100 bp	$88,000	0.6%

These hypothetical estimates are based upon various assumptions. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategy. While the assumptions are developed upon current economic and market conditions, we cannot make any assurances as to the predictive nature of these assumptions. Furthermore, the sensitivity analysis does not reflect actions our Board might take in responding to or anticipating changes in interest rates. Information concerning market risk is also contained in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

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

Report of Management on Internal Control Over Financial Reporting

The management of 1st Pacific Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, (iii) provide reasonable assurance that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company, and (iv) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management has assessed the Company’s internal control over financial reporting as of December 31, 2008. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control — Integrated Framework issued by the Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 10.                                              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the sections entitled “Proposal 1 — Election of Directors” and “Board of Directors and Committees” in the Company’s definitive proxy statement for its 2009 annual meeting of shareholders. The proxy statement is to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year covered by this annual report.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Operating Officer and senior managers, a copy of which is available on the Company’s website at www.1stpacbank.com.

Changes in Nomination Procedures

The Company has not adopted any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company’s last annual report.

ITEM 11.                                              EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the section entitled “Executive Compensation” in the Company’s definitive proxy statement for its 2009 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for its 2009 annual meeting of shareholders.

Securities Authorized for Issuance Under Equity Compensation Plan

Our shareholders have approved each of the Second Amended and Restated 2000 Stock Option Plan of 1st Pacific Bank of California (the “2000 Plan”), under which eligible participants could receive stock options as designated by our board of directors, and the 1st Pacific Bancorp 2007 Omnibus Stock Incentive Plan (the “Omnibus Plan”), under which we have the ability to grant other types of equity awards to eligible participants besides stock options. The aggregate number of shares of our common stock that may be issued pursuant to awards granted under the Omnibus Plan is 400,000.

The following table sets forth certain information as of December 31, 2008, with respect to compensation plans under which our shares of common stock were issuable as of that date. We have no equity compensation plans that have not been approved by our shareholders.

EQUITY COMPENSATION PLAN INFORMATION

AT DECEMBER 31, 2008

Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column 1)
980,148	$8.38	370,988

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections entitled “Transactions With Related Persons” and “Other Material Transactions” in the Company’s definitive proxy statement for its 2009 annual meeting of shareholders.

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Independent Public Accountants” in the Company’s definitive proxy statement for its 2009 annual meeting of shareholders.

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

4.3†	1st Pacific Bancorp 2007 Omnibus Stock and Incentive Plan, incorporated by reference to Exhibit 4.3 to 1st Pacific Bancorp’s report on Form 8-K filed April 10, 2007.

4.4†	1st Pacific Bancorp 2007 Omnibus Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to 1st Pacific Bancorp’s Registration Statement on Form S-8 filed March 17, 2008.

10.1

Shopping Center Lease, dated November 1, 1999, among 95 College Plaza, Ltd., 1st Pacific Bank of California and La Jolla Association (3500 College Boulevard, Oceanside, California), incorporated by reference to Exhibit 10.4 to 1st Pacific Bancorp’s report on Form 10-K filed March 23, 2007.

10.2

First Amendment to Shopping Center Lease, dated November 17, 2004, among 95 College Plaza, Ltd., 1st Pacific Bank of California and La Jolla Association (3500 College Boulevard, Oceanside, California), incorporated by reference to Exhibit 10.5 to 1st Pacific Bancorp’s report on Form 10-K filed March 23, 2007.

10.3

Lease dated April 15, 2003, between Griffin Properties, LLC and 1st Pacific Bank of California (8889 Rio San Diego Drive, San Diego, California), incorporated by reference to Exhibit 10.6 to 1st Pacific Bancorp’s report on Form 10-K filed March 23, 2007.

10.4

First Amendment to Lease Agreement dated July 25, 2003, between Griffin Properties, LLC and 1st Pacific Bank of California (8889 Rio San Diego Drive, San Diego, California), incorporated by reference to Exhibit 10.7 to 1st Pacific Bancorp’s report on Form 10-K filed March 23, 2007.

10.5

Lease dated September 30, 2004, between Legacy Sabre Springs, LLC and 1st Pacific Bank of California (13500 Evening Creek Drive North, Suite 100, San Diego, California), incorporated by reference to Exhibit 10.9 to 1st Pacific Bancorp’s report on Form 10-K filed March 23, 2007.

10.6

Amendment No. 1 to Lease dated January 27, 2005, between Kilroy Realty, L.P., a Delaware Limited Partnership, Kilroy Realty Corporation, a Maryland Corporation, General Partner and 1st Pacific Bank of California (13500 Evening Creek Drive North, Suite 100, San Diego, California), incorporated by reference to Exhibit 10.10 to 1st Pacific Bancorp’s report on Form 10-K filed March 23, 2007.

10.7

Indenture Agreement between 1st Pacific Bank of California and Wilmington Trust Company, as Trustee, dated March 31, 2005, for Floating Rate Junior Subordinated Debentures Due 2020, incorporated by reference to Exhibit 10.11 to 1st Pacific Bancorp’s report on Form 10-K filed March 23, 2007.

10.8†

Form of Indemnification Agreement entered into by and between 1st Pacific Bank of California and each of its directors and officers, incorporated by reference to Exhibit 10.13 to 1st Pacific Bancorp’s report on Form 10-K filed March 23, 2007.

10.9†	1st Pacific Bank of California Incentive Compensation Plan - Senior Management, incorporated by reference to Exhibit 10.14 to 1st Pacific Bancorp’s report on Form 10-K filed March 23, 2007.

10.10

Lease dated August 11 2006, among AMJ Properties, LLC, and 1st Pacific Bank of California (343 East Main Street, El Cajon, California), incorporated by reference to Exhibit 10.14 to 1st Pacific Bancorp’s report on Form 10-K filed March 23, 2007.

10.11

Standard Office Lease by and between Arden Realty Limited Partnership and 1st Pacific Bank of California dated February 5, 2007, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 8-K filed February 13, 2007.

10.12	Form of Landmark Director-Shareholder’s Agreement, each dated February 22, 2007, incorporated by reference to Exhibit 10.3 to 1st Pacific Bancorp’s report on Form 8-K filed February 23, 2007.

10.13

Landmark Director-Shareholder’s Agreement dated February 22, 2007, between 1st Pacific Bancorp and 1st Pacific Bank of California on one hand and F.J. “Rick” Mandelbaum, incorporated by reference to Exhibit 10.4 to 1st Pacific Bancorp’s report on Form 8-K filed February 23, 2007.

10.14	Form of Affiliates Agreement, each dated February 22, 2007, incorporated by reference to Exhibit 10.6 to 1st Pacific Bancorp’s report on Form 8-K filed February 23, 2007.

10.15

Standard Office Lease dated January 9, 2003 among Kavenish Ivanhoe, Ltd. LP and Landmark National Bank (7817 Ivanhoe, Suite 100, La Jolla, California), incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on form 10-Q filed November 14, 2007.

10.16

Standard Office Lease dated August 15, 2001 among Solana Beach Holdings, LP and Landmark National Bank (937 Lomas Santa Fe Drive, Solana Beach, California), incorporated by reference to Exhibit 10.2 to 1st Pacific Bancorp’s report on form 10-Q filed November 14, 2007.

10.17†

Employment Agreement, effective as of November 8, 2007, by and among 1st Pacific Bancorp, 1st Pacific Bank of California and A. Vincent Siciliano, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 8-K filed November 15, 2007.

10.18†

Employment Agreement, effective as of December 21, 2007, by and among 1st Pacific Bancorp, 1st Pacific Bank of California and Richard H. Revier, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 8-K filed December 28, 2007.

10.19†

Employment Agreement, effective as of December 21, 2007, by and among 1st Pacific Bancorp, 1st Pacific Bank of California and Larry Prosi, incorporated by reference to Exhibit 10.2 to 1st Pacific Bancorp’s report on Form 8-K filed December 28, 2007.

10.20†

Employment Agreement, effective as of January 8, 2009, by and among 1st Pacific Bancorp, 1st Pacific Bank of California and James H. Burgess, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 8-K filed January 12, 2009.

10.21†	Senior Executive Bonus Plan dated November 15, 2007, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 8-K filed November 15, 2007.

10.22

Declaration of Trust of FPBN Trust I, dated as of June 28, 2007, among 1st Pacific Bancorp, as sponsor, the California and institutional trustee named therein, and the administrators names therein, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 10-K filed July 5, 2007.

10.23

Indenture, dated as of June 28, 2007, between 1st Pacific Bancorp, as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2037, incorporated by reference to Exhibit 10.2 to 1st Pacific Bancorp’s report on Form 10-K filed July 5, 2007.

10.24

Guarantee Agreement, dated as of June 28, 2007, between 1st Pacific Bancorp and the guarantee trustee named therein, incorporated by reference to Exhibit 10.3 to 1st Pacific Bancorp’s report on Form 10-K filed July 5, 2007.

10.25

Separation and Consulting Agreement and General Release of Claims dated July 3, 2008, between 1st Pacific Bancorp, 1st Pacific Bank of California and A. Vincent Siciliano, incorporated by reference to 1st Pacific Bancorp’s report on Form 8-K filed July 7, 2008.

21.1	List of subsidiaries of 1st Pacific Bancorp, incorporated by reference to 1st Pacific Bancorp’s report on Form 10-K filed March 23, 2007.

23.1*	Consent of Vavrinek, Trine, Day & Co. LLP

24	Power of Attorney (incorporated by reference to the signature page to this Form 10-K)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	See (a)3 above.

(c)	See (a)1 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2009	1st PACIFIC BANCORP

	By:	/s/ Ronald J. Carlson
Ronald J. Carlson
President & Chief Executive Officer

	By:	/s/ James H. Burgess
James H. Burgess
Executive Vice President & Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Ronald J. Carlson and James H. Burgess, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Title	Date

/s/ Ronald J. Carlson	President, Chief Executive Officer, Director (principal	March 27, 2009
Ronald J. Carlson	executive officer)

/s/ James H. Burgess	Executive Vice President, Chief Financial Officer (principal	March 27, 2009
James H. Burgess	financial officer and principal accounting officer)

/s/ Robert P. Cange	Director	March 27, 2009
Robert P. Cange

/s/ Albert Colucci	Director	March 27, 2009
Albert Colucci

Signature	Title	Date

/s/ James G. Knight	Director	March 27, 2009
James G. Knight

/s/ Susan Lew	Director	March 27, 2009
Susan Lew

/s/ Albert Logan	Director	March 27, 2009
Albert Logan

/s/ Christopher Scripps McKellar	Director	March 27, 2009
Christopher Scripps McKellar

1ST PACIFIC BANCORP

Vavrinek, Trine, Day & Co., LLP
Certified Public Accountants & Consultants	VALUE THE DIFFERENCE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

1st Pacific Bancorp and Subsidiary

We have audited the accompanying consolidated statements of financial condition of 1st Pacific Bancorp and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three years ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Pacific Bancorp and Subsidiary as of December 31, 2008 and 2007, and the results of its operations and cash flows for the three years ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California

March 27, 2009

25231 Paseo De Alicia, Suite 100    Laguna Hills, CA  92653    Tel: 949.768.0833    Fax: 949.768.8408    www.vtdcpa.com

FRESNO  •  LAGUNA HILLS  •  PALO ALTO • PLEASANTON  •  RANCHO CUCAMONGA

1st PACIFIC BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and Due from Banks	$6,482,152	$6,397,189
Federal Funds Sold	18,010,000	11,160,000
TOTAL CASH AND CASH EQUIVALENTS	24,492,152	17,557,189
Investment Securities Available for Sale	25,052,874	23,746,429
Loans:
Construction and Land Development	109,592,264	125,661,143
Real Estate - Commercial and Residential	147,965,134	120,530,541
Commercial	69,224,976	77,581,769
SBA	8,820,177	15,880,428
Consumer	16,296,228	10,164,841
TOTAL LOANS	351,898,779	349,818,722
Allowance for Loan Losses	(5,058,837)	(4,516,625)
NET LOANS	346,839,942	345,302,097
Federal Reserve, FHLB and Bankers’ Bank Stock, at Cost	4,611,400	3,184,200
Premises and Equipment	3,611,224	4,094,785
Other Real Estate Owned	1,390,000	—
Goodwill and Other Intangible Assets	1,312,544	11,906,536
Accrued Interest and Other Assets	13,599,879	8,856,089
	$420,910,015	$414,647,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-Bearing Demand	$62,534,488	$73,366,761
NOW Interest-Bearing Checking	16,730,751	16,344,597
Savings and Money Market Accounts	77,037,436	98,639,209
Time Deposits Under $100,000	65,068,342	32,500,598
Time Deposits $100,000 and Over	112,465,076	124,510,442
TOTAL DEPOSITS	333,836,093	345,361,607
Subordinated Debt and Other Borrowings	60,155,000	20,155,000
Accrued Interest and Other Liabilities	4,337,719	4,156,771
TOTAL LIABILITIES	398,328,812	369,673,378
Commitments and Contingencies - Notes D and G
Shareholders’ Equity:
Common Stock - 10,000,000 Shares Authorized, No Par Value; Shares Issued and Outstanding: 4,980,481 in 2008 and 4,944,443 in 2007	37,232,651	37,028,186
Additional Paid-in Capital	555,094	350,511
Retained Earnings (Deficit)	(14,210,945)	7,649,040
Accumulated Other Comprehensive Income (Loss), Net of Taxes	(995,597)	(53,790)
TOTAL SHAREHOLDERS’ EQUITY	22,581,203	44,973,947
	$420,910,015	$414,647,325

The accompanying notes are an integral part of these consolidated financial statements.

1st PACIFIC BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
INTEREST INCOME
Interest and Fees on Loans	$25,103,570	$27,241,609	$22,435,495
Interest on Investment Securities	1,798,850	951,054	374,560
Interest on Federal Funds Sold and Other	326,031	1,008,764	649,660
TOTAL INTEREST INCOME	27,228,451	29,201,427	23,459,715

INTEREST EXPENSE
Interest on NOW, Savings and Money Market Accounts	2,266,210	3,978,053	2,714,586
Interest on Time Deposits	6,409,604	6,769,382	4,848,524
Interest on Borrowings	1,694,384	1,212,927	653,812
TOTAL INTEREST EXPENSE	10,370,198	11,960,362	8,216,922

NET INTEREST INCOME	16,858,253	17,241,065	15,242,793

Provision for Loan Losses	15,900,000	338,000	444,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	958,253	16,903,065	14,798,793

NONINTEREST INCOME
Service Charges, Fees and Other Income	953,104	577,844	395,676
Gain on Prepayment of FHLB Advances	151,557	—	—
Gain on Sale of Investment Securities	19,198	3,411	—
Brokered Loan Fees and Gain on Loan Sales	97,824	128,283	142,762
	1,221,683	709,538	538,438
NONINTEREST EXPENSE
Salaries and Employee Benefits	9,052,949	7,459,716	6,075,991
Occupancy and Equipment Expense	3,055,285	2,337,517	1,536,809
Marketing and Business Promotion	507,026	649,786	591,434
Data Processing	1,228,305	1,092,885	717,034
Professional and Regulatory Fees	1,250,486	837,431	428,325
Office and Administrative Expenses	678,979	874,322	601,350
Core Deposit Intangible Amortization	233,153	98,702	—
Goodwill and Other-Than-Temporary Impairment Charges	11,163,857	—	—
Other Miscellaneous Expenses	24,114	51,262	21,817
	27,194,154	13,401,621	9,972,760
INCOME (LOSS) BEFORE INCOME TAXES	(25,014,218)	4,210,982	5,364,471

Income Tax Expense (Benefit)	(3,154,233)	1,745,801	2,188,953
NET INCOME (LOSS)	$(21,859,985)	$2,465,181	$3,175,518

NET INCOME (LOSS) PER SHARE - BASIC	$(4.41)	$0.56	$0.82
NET INCOME (LOSS) PER SHARE - DILUTED	$(4.41)	$0.52	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

1st PACIFIC BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

						Accumulated
	Common Stock		Additional	Retained		Other
	Number of		Paid-in	Earnings	Comprehensive	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Income
Balance, January 1, 2006	3,849,540	$20,261,472	$—	$2,008,341		$(39,451)

Stock-Based Compensation			104,915
Exercise of Stock Options, Including Tax Benefits of $142,600	40,152	375,608

Comprehensive Income:
Net Income				3,175,518	$3,175,518
Unrecognized Gain in Investment Securities Available for Sale, Net of Taxes of $34,643					49,852	49,852
Total Comprehensive Income					$3,225,370
Balance, December 31, 2006	3,889,692	20,637,080	104,915	5,183,859		10,401

Stock-Based Compensation			245,596
Exercise of Stock Options, Including Tax Benefits of $87,300	56,971	503,262

Shares and Substituted Warrants Issued in Purchase of Landmark National Bank	1,000,180	15,926,244

Shares Repurchased upon Exercise of Dissenters’ Rights	(2,400)	(38,400)

Comprehensive Income:
Net Income				2,465,181	$2,465,181
Unrecognized Loss in Investment Securities Available for Sale, Net of Taxes of $43,209					(62,179)	(62,179)

Add Reclassification of Gain Included in Net Income, Net of Taxes of $1,399					(2,012)	(2,012)
Total Comprehensive Income					$2,400,990
Balance, December 31, 2007	4,944,443	37,028,186	350,511	7,649,040		(53,790)

Stock-Based Compensation			204,583
Exercise of Stock Options, Including Tax Benefits of $23,900	36,038	204,465

Comprehensive Loss:
Net Loss				(21,859,985)	$(21,859,985)
Unrecognized Loss in Investment Securities Available for Sale, Net of Taxes of $974,604					(1,402,480)	(1,402,480)

Add Reclassification of Net Losses Included in Net Loss, Net of Tax Benefit of $320,129					460,673	460,673
Total Comprehensive Loss					$(22,801,792)
Balance, December 31, 2008	4,980,481	$37,232,651	$555,094	$(14,210,945)		$(995,597)

The accompanying notes are an integral part of these consolidated financial statements.

1st PACIFIC BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
OPERATING ACTIVITIES
Net Income (Loss)	$(21,859,985)	$2,465,181	$3,175,517
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Provision for Loan Losses	15,900,000	338,000	444,000
Depreciation and Amortization	825,472	699,632	487,027
Stock-Based Compensation	204,583	245,596	104,915
(Gain) Loss on Sale of Securities	(19,198)	(3,411)	—
Impairment Loss on Investment Securities	800,000	—	—
Loss on Sale of Fixed Assets	6,711	11,832	—
Deferred Income Tax Expense (Benefit), Net	(569,430)	258,000	(245,300)
Goodwill Impairment	10,363,857	—	—
Core Deposit Intangible Amortization	233,153	98,702	—
Other Items	(3,641,722)	(1,623,823)	(211,495)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,243,441	2,489,709	3,754,664

INVESTING ACTIVITIES
Purchases of Investment Securities	(19,273,842)	(8,834,243)	(7,261,146)
Maturities and Sales of Investment Securities	15,785,680	7,929,748	1,492,924
Change in Equity Securities	(1,322,800)	393,650	(471,350)
Net Change in Loans	(18,827,845)	(2,312,418)	(44,885,345)
Cash paid for Acquisition of Landmark	—	(9,374,764)	—
Cash and Cash Equivalents Acquired from Landmark	—	5,417,390	—
Purchases of Premises and Equipment	(348,622)	(1,570,197)	(499,121)

NET CASH USED BY INVESTING ACTIVITIES	(23,987,429)	(8,350,834)	(51,624,038)

FINANCING ACTIVITIES
Net Increase (Decrease) in DDA and Savings	(32,047,892)	(17,044,578)	1,574,158
Net Increase in Time Deposits	20,522,378	18,768,583	23,055,908
Proceeds from Debt Issuance	—	5,155,000	—
Increase (Decrease) in Short-Term Borrowings	40,000,000	(14,010,000)	24,010,000
Repurchases of Stock	—	(38,400)	—
Stock Options Exercised	204,465	503,262	375,608

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	28,678,951	(6,666,133)	49,015,674

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,934,963	(12,527,258)	1,146,300
Cash and Cash Equivalents at Beginning of Period	17,557,189	30,084,447	28,938,147

CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,492,152	$17,557,189	$30,084,447

Supplemental disclosures of cash flow Information:
Interest Paid	$10,104,380	$11,814,960	$7,970,434
Taxes paid	$579,097	$1,345,000	$2,680,000
Supplemental disclosure of noncash investing activity:
Transfer of loans to other real estate owned	$1,390,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On January 16, 2007, 1st Pacific Bancorp (the “Company”) acquired 100% of the outstanding shares of common stock of 1st Pacific Bank of California (the “Bank”) which were converted into an equal number of shares of common stock of 1st Pacific Bancorp.  There was no cash involved in the transaction. The reorganization was accounted for like a pooling of interests and the consolidated financial statements contained herein have been restated to give full effect to this transaction.

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

The Company is organized as a single operating segment and operates seven full-service branch offices, three in San Diego, California, one in Oceanside, California, one in El Cajon, California, one in Solana Beach, California, and one in La Jolla, California. In February 2008, a limited service branch office was opened in downtown San Diego. The Company’s primary source of revenue is derived from providing loans and deposits to its customers, who are predominately small and middle-market businesses and professionals in San Diego County.

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

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Cash and Due from Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank was in compliance with all reserve requirements as of December 31, 2008.  The Bank maintains amounts due from banks, which exceed federally insured limits; the Bank has not experienced any losses in such accounts.

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

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Allowance for Loan Losses

The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are categorized doubtful, substandard and special mention.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Federal Home Loan Bank (FHLB) Stock

The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, any may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income.

Other Real Estate Owned

Real Estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lesser of the outstanding loan balance or the fair value at the date of foreclosure minus estimated costs to sell. The excess of the recorded loan balance over the net fair value of the property at the time of foreclosure, if any, is charged to the allowance for loans losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operation expenses or income, and gains and losses on disposition of such properties are recognized in current operations. The valuation allowance is established based on evaluation of appraisals and current market trends.

Advertising Costs

The Company expenses the costs of advertising in the year incurred.

1st PACIFIC BANCORP AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Accounting for Uncertainty in Income Taxes

The Company has adopted Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Management believes that all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.

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

The number of weighted average shares outstanding used to calculate basic and diluted EPS for the years ended 2008, 2007 and 2006 were as follows:

Calculation Type	2008	2007	2006
Basic EPS	4,961,074	4,405,191	3,865,330
Diluted EPS	4,961,074	4,715,218	4,193,154

At December 31, 2008, the potentially dilutive securities that were outstanding have been excluded from the calculation of diluted EPS as the effects are anti-dilutive.

1st PACIFIC BANCORP AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Investment in Trust

On June 28, 2007, the Company completed a private placement of $5.0 million in aggregate principal amount of floating rate preferred securities (the “Trust Preferred Securities”) through a newly formed Delaware trust affiliate, FPBN Trust I (the “Trust”). The Company purchased a 3% minority interest in the Trust. The balance of the equity of the Trust is comprised of mandatorily redeemable preferred securities. The Company accounts for its investment in the Trust using the equity method under which the subsidiaries net earnings are recognized in the Bancorp’s statement of income, pursuant to Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

Pursuant to FIN 46, the Trust is not consolidated into the Company’s financial statements. The Federal Reserve Board has ruled that subordinated notes payable to unconsolidated special purpose entities (“SPE’s”) such as the Trust, net of the bank holding company’s investment in the SPE, qualify as Tier 1 Capital, subject to certain limits.

Fair Value Measurement

As defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company discloses the estimated fair value of financial instruments.  The Company’s estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value.  Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Applicable disclosures are presented in Note M of these consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. This Statement amends SFAS No. 107 and defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The impact of adoption of SFAS No. 157 is not material. Applicable disclosures are presented in Note L of these consolidated financial statements.

1st PACIFIC BANCORP AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) for fiscal year beginning after November 15, 2008. Major categories of assets that are recognized or disclosed at fair value for which the Company has not applied the provision of SFAS 157 include Other Real Estate Owned, Goodwill and Intangible Assets.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. This new standard was effective, for the Company on January 1, 2008. The Company did not elect the fair value options for any financial assets or financial liabilities as of January 1, 2008.

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a Company’s own assumptions about the factors that market participants would use in pricing an asset or liability.

Stock-Based Compensation Plans

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

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components.  Changes in unrealized gain or loss on available-for-sale securities, net of taxes, are the only components of other comprehensive income for the Company.

Reclassifications

Certain amounts have been reclassified in the 2007 and 2006 financial statements to conform to the 2008 financial statement presentation.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - INVESTMENT SECURITIES

Debt and equity securities have been classified in the statements of condition according to management’s intent.  The approximate amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale securities at December 31 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
December 31, 2008
Corporate Debt Securities	$5,736,787	$60,000	$(218,867)	$5,577,920
Bank-Qualified Municipals	4,826,452	5	(465,867)	4,360,590
Government-Sponsored Agency - MBS	5,729,350	101,902	(15,406)	5,815,846
Collateralized Mortgage Obligations	9,451,374	—	(1,102,430)	8,348,944
U.S. Agency MBS	996,363	—	(46,789)	949,574
	$26,740,326	$161,907	$(1,849,359)	$25,052,874

December 31, 2007
Corporate Debt Securities	$9,895,810	$20,292	$(259,040)	$9,657,062
Government-Sponsored Agency Securities	1,995,670	2,636	(24)	1,998,282
Government-Sponsored Agency - MBS	10,530,576	141,842	(4,416)	10,668,002
U.S. Agency MBS	1,415,544	7,539	—	1,423,083
	$23,837,600	$172,309	$(263,480)	$23,746,429

Investment securities in a temporary unrealized loss position as of December 31, 2008 and 2007 are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

	Less than 12 months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2008
Corporate Debt Securities	$4,317,920	$218,867	$—	$—	$4,317,920	$218,867
Bank-Qualified Municipals	3,820,584	465,867			3,820,584	465,867
Government-Sponsored Agency - MBS	1,739,291	15,406	—	—	1,739,291	15,406
Collateralized Mortgage Obligations	8,348,943	1,102,430			8,348,943	1,102,430
U.S. Agency - MBS	949,574	46,789	—	—	949,574	46,789
	$19,176,312	$1,849,359	$—	$—	$19,176,312	$1,849,359

December 31, 2007
Corporate Debt Securities	$6,653,645	$259,040	$—	$—	$6,653,645	$259,040
Government-Sponsored Agency Securities	499,531	24	—	—	499,531	24
Government-Sponsored Agency - MBS	490,926	4,120	102,288	296	593,214	4,416
	$7,644,102	$263,184	$102,288	$296	$7,746,390	$263,480

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - INVESTMENT SECURITIES - Continued

At December 31, 2008, certain investment securities included in available-for-sale categories had a fair value that was below their amortized cost. The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. This assessment is based on the nature of the securities, the financial condition of the issuer, the extent and duration of the loss and the intent and ability of the Company, as of the reporting date, to hold these securities either to maturity or through the expected recovery period. Unrealized losses at December 31, 2008, are concentrated in ten municipal securities and four private-label collateralized mortgage obligations all of which were purchased during 2008 and have been affected by the dislocation in the securities market; however each of these bonds continues to be rated investment grade by independent rating agencies. As of December 31, 2008, based on the nature of these investments and as management has the ability to hold the debt securities for the foreseeable future, these unrealized losses were not considered other-than-temporary.

During 2008, the Company recognized $800,000 in other-than-temporary impairment (“OTTI”) charges related to the Company’s $2.0 million par investment in debt obligations of Washington Mutual Inc., the bankrupt former parent of Washington Mutual Bank. The OTTI charge reflected a write-down to 60% of par. Although trading in the bond has been limited, subsequent to year-end the Company was able to sell the bond and recognized a gain; thus, no further impairment will be necessary.

The scheduled maturities of securities available for sale at December 31, 2008 are included below. Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due within One Year	$2,988,012	$2,909,754
After One Year through Five Years	2,748,775	2,668,166
After Five Years through Ten Years	—	—
After Ten Years	4,826,452	4,360,590
Mortgaged-Backed Securities	6,725,713	6,765,420
Collateralized Mortgage Obligations	9,451,374	8,348,944

	$26,740,326	$25,052,874

As of December 31, 2008, included in accumulated other comprehensive income is net unrealized losses of $1,687,452 less deferred tax benefit of $691,855. As of December 31, 2007, included in accumulated other comprehensive income is net unrealized losses of $91,170 less deferred tax benefit of $37,380.

During 2008, the Company received proceeds from sales of investment securities of $9,997,379 and gross gains of $61,481 and gross losses of $42,283 were included in non-interest income. Total proceeds from sales of available-for-sale securities in 2007 were $1,757,424 and gross gains of $3,609 and gross losses of $198 were included in non-interest income. There were no sales in 2006.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - LOANS

The Company’s loan portfolio consists primarily of loans to borrowers within San Diego County, California.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area and, as a result, loan and collateral portfolios are, to some degree, concentrated in those industries.

A summary of the changes in the allowance for loan losses as of December 31 follows:

	2008	2007	2006
Balance at Beginning of Year	$4,516,625	$3,251,002	$2,808,883
Allowance from Landmark Bank Acquisition	—	1,025,581	—
Additions to the Allowance Charged to Expense	15,900,000	338,000	444,000
Recoveries on Loans Charged Off	12,506	7,088	384
	20,429,131	4,621,671	3,253,267

Less Loans Charged Off	(15,370,294)	(105,046)	(2,265)

	$5,058,837	$4,516,625	$3,251,002

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon and information pertaining to loans on nonaccrual and certain past due loans as of December 31:

	2008	2007	2006

Recorded Investment in Impaired Loans	$12,263,545	$5,492,134	$—
Related Allowance for Loan Losses	$639,922	$536,397	$—
Average Recorded Investment in Impaired Loans	$13,320,387	$3,874,991	$1,229,197
Interest Income Recognized for Cash Payments	$265,955	$82,296	$95,176
Total Loans on Nonaccrual	$12,263,545	$5,492,134	$—
Total Loans Past Due 90 Days or More and Still Accruing	$—	$62,092	$—

The Company has pledged certain loans as collateral for public deposits. These loans totaled $1,154,000 as of December 31, 2008 and $1,093,000 as of December 31, 2007.  In addition, as of December 31, 2008, loans totaling $183.5 million and $63.3 million were pledged to secure credit facilities available through the Federal Home Loan Bank and the Federal Reserve Bank of San Francisco, respectively, discussed in Note H.

Included in total loans are deferred loan fees, net of deferred loan costs, of $511,825 as of December 31, 2008 and $261,569 as of December 31, 2007.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

	2008	2007

Furniture, Fixtures, and Equipment	$2,948,777	$2,911,270
Computer Equipment	853,148	739,770
Leasehold Improvements	2,352,044	2,272,456
Construction in Progress	127,646	26,343
	6,281,615	5,949,839
Less Accumulated Depreciation and Amortization	(2,670,391)	(1,855,054)

	$3,611,224	$4,094,785

Below is a summary of future lease rental payables under non-cancelable operating lease commitments, including estimated common area charges and parking costs. The table below includes commitments on existing office leases at December 31, 2008:

2009	$1,951,492
2010	1,874,475
2011	1,880,441
2012	1,533,852
2013	1,475,744
Thereafter	5,671,122

$14,387,126

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

Total rental expense was approximately $1,717,000 for the year ended December 31, 2008; $1,262,000 for the year ended December 31, 2007 and $725,000 for the year ended December 31, 2006.

NOTE E - DEPOSITS

At December 31, 2008, the scheduled maturities of time deposits are as follows:

Due in One Year or Less	$165,059,000
Due from One to Three Years	12,474,000

$177,533,000

Deposits from executive officers, directors and their related interests with which they are associated held by the Company totaled $4,525,839 at December 31, 2008 and $4,524,331 at December 31, 2007.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - INCOME TAXES

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition at December 31:

	2008	2007
Deferred Tax Assets:
Allowance for Loan Losses Due to Tax Limitations	$593,900	$1,689,600
State Franchise Taxes	300	119,700
Operating Loss Carry-forwards	7,804,300	2,980,500
Purchase Accounting Adjustments	—	376,400
Unrecognized Loss on Investments	691,900	37,400
Other Items	547,200	224,800
	9,637,600	5,428,400
Deferred Tax Liabilities:
Deferred Loan Costs	(330,600)	(267,200)
Other Items	(196,500)	(133,200)
	(527,100)	(400,400)
Valuation Allowance	(3,310,000)	(451,400)

Net Deferred Tax Assets	$5,800,500	$4,576,600

The Company has net operating loss carry-forwards of approximately $17.7 million for Federal income and $25.1 million for California franchise tax purposes, including tax benefits acquired in the acquisition of Landmark which are limited in use to approximately $1,060,000 annually. Federal net operating loss carry-forwards, to the extent not used will expire by 2028. California net operating loss carry-forwards, to the extent not used will expire by 2028.

The valuation allowance recorded against deferred tax assets was increased during 2008 by $2,858,570. The total valuation allowance at December 31, 2008, of $3,310,000 was necessary to reduce net deferred tax assets to a level considered reasonable based on analysis of the Company’s historical operating results and discounted for future expectations.

The provision (benefit) for income taxes consists of the following:

	2008	2007	2006
Current Provision (Benefit)	$(2,584,803)	$1,487,801	$2,434,253
Deferred Taxes (Benefits)	(3,428,000)	258,000	(245,300)
Total	(6,012,803)	1,745,801	2,188,953
Provision for Valuation Allowance On Deferred Income Taxes	2,858,570	—	—
Income Tax Expense (Benefit)	$(3,154,233)	$1,745,801	$2,188,953

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – INCOME TAXES - Continued

The principal sources of deferred income taxes and the tax effect of each are as follows:

	2008	2007	2006
Provision for Loan Losses	$1,095,700	$(139,100)	$(182,700)
State Taxes	119,400	44,300	(65,200)
Stock Option Expense	(77,300)	(92,100)	—
Deferred Compensation	—	79,600	—
Purchase Accounting Basis Adjustments	419,400	114,300	200
Net Operating Loss Carry-forwards	(4,823,800)	207,800	—
Organizational Costs	1,000	54,400	—
Alternative Miminum Tax	(173,700)	—	—
Other	11,300	(11,200)	2,400

Net deferred taxes (benefits)	$(3,428,000)	$258,000	$(245,300)

As a result of the following items, the total tax provision (benefit), before the valuation allowance was different from the amount computed by applying the statutory income tax rate to earnings before income taxes:

	2008		2007		2006
Federal “Expected” Tax	$(8,504,800)	-34.0%	$1,431,700	34.0%	$1,823,900	34.0%
State Franchise Tax, Net	(1,059,000)	-4.2%	283,000	6.7%	338,000	6.3%
Goodwill Impairment	3,523,711	14.1%	—	n/a	—	n/a
Valuation Allowance	2,858,570	11.4%	—	n/a	—	n/a
Other	27,286	0.1%	31,101	0.7%	27,053	0.5%
	$(3,154,233)	-12.6%	$1,745,801	41.4%	$2,188,953	40.8%

The Company is subject to federal income tax and franchise tax of the state of California. Income tax returns for the years ended December 31, 2007, 2006 and 2005 are open to audit by federal authorities and returns for the years ended December 31, 2007, 2006, 2005 and 2004 are open to audit by California state authorities. Unrecognized tax benefits are not expected to significantly increase or decrease within the next twelve months.

NOTE G - COMMITMENTS

In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers.  These financial commitments include commitments to extend credit and standby letters of credit.  Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the Company’s financial statements.

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – COMMITMENTS - Continued

As of December 31, 2008 and 2007, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

	2008	2007

Commitments to Extend Credit	$108,235,000	$98,385,000
Standby Letters of Credit	3,819,000	5,994,000

	$112,054,000	$104,379,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.  The Company evaluates each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer.  The majority of the Company’s commitments to extend credit and standby letters of credit are secured by real estate or business assets of the related customers.

NOTE H - BORROWING ARRANGEMENTS

The Company has established secured and unsecured lines of credit and may borrow funds from time to time on a term or overnight basis from FHLB, the FRB, or other financial institutions.

Federal Funds Arrangements with Commercial Banks. As of December 2008, we had unsecured lines of credit with correspondent banks, subject to availability, in the amount of $10.0 million. These facilities may be withdrawn by the correspondent banks at their discretion.

FRB Secured Line of Credit. The Company established a secured line of credit with the FRB during 2008. At December 31, 2008, our secured FRB borrowing capacity was $35.2 million. Available credit at the FRB Discount Window is based on borrowing capacity of land and construction loans pledged under the Borrower-in-Custody program. Additional capacity is available based on investment collateral held in safekeeping at FRB.

FHLB Secured Line of Credit. The facility with the FHLB is provided under the blanket lien program and collateralized by a large portion of our real estate secured loans. At December 31, 2008, approximately $241.2 million of real estate and commercial loans are pledged to secure our FHLB advances and provided a borrowing capacity of approximately $59.0 million. The Company had $50.0 million outstanding in FHLB advances at December 31, 2008, all of which have fixed rates. A summary, by year of maturity, is presented below:

	Principal Balance	Weighted Average Interest Rate
2009	$15,000,000	2.01%
2010	25,000,000	2.88%
2011	5,000,000	2.01%
2012	5,000,000	4.31%
	$50,000,000	2.68%

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – BORROWING ARRANGEMENTS – Continued

On March 31, 2005, the Company issued $5.0 million in Floating Rate Junior Subordinated Debentures in a private placement offering.  This offering was undertaken in order to raise the Company’s capital ratios.  Under current risk-based capital guidelines, subordinated debentures qualify for Tier 2 capital treatment up to 50% of Tier 1 capital and, therefore, increased the Company’s total risk-based capital ratio.  The terms of the subordinated debt are: a final maturity of June 15, 2020, a right on behalf of the Company for early redemptions beginning in June, 2010, and an interest rate which floats quarterly based on 3-Month LIBOR plus a spread of 178 basis points. The interest rate on the subordinated debt as of December 31, 2008 was 3.78%.

On June 28, 2007, the Company completed a private placement of $5.0 million in aggregate principal amount of floating rate preferred securities (the “Trust Preferred Securities”) through a newly formed Delaware trust affiliate, FPBN Trust I (the “Trust”). The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of Common Securities to purchase $5,155,000 in aggregate principal amount of the Company’s unsecured floating rate junior subordinated debt securities due September 1, 2037 issued by the Company (the “Junior Subordinated Debt Securities”). As of December 31, 2008, the coupon interest rate was 3.58% (3 month LIBOR plus 1.40%) and floats quarterly. The Company shall have the right, subject to regulatory approval, to redeem the debt securities, in whole or from time to time in part, on any interest payment date on or after September 1, 2012. The net proceeds to the Company from the sale of the Junior Subordinated Debt Securities were used by the Company to fund a portion of the cash consideration in the acquisition of Landmark. Pursuant to its rights under the indenture agreement, the Company has elected to defer interest payments on the Trust Securities and may continue this election for up to twenty consecutive quarterly periods.

NOTE I - EMPLOYEE BENEFIT PLAN

The Company has a retirement savings 401(k) plan in which substantially all employees may participate.  The Company makes discretionary contributions to the plan.  Total contribution expense for the plan was $68,000 in 2008, $95,000 in 2007 and $73,000 in 2006.

NOTE J – STOCK-BASED COMPENSATION PLANS

The 2000 Stock Option Plan (the “2000 Plan”) was approved by the stockholders on April 26, 2001, which makes available options on shares of the Company’s common stock for grant to employees, directors and consultants at prices not less than the fair market value of such shares at dates of grant. During 2003 and 2005, the shareholders approved amendments to the 2000 plan increasing the total shares available under the 2000 Plan to 1,145,976.  All options under the 2000 Plan shall expire on such date as the Board of Directors may determine, but not later than ten years from the date an option is granted, and generally vest over five years.  The 2000 Plan provides for accelerated vesting if there is a change of control.

On April 5, 2007, the board of directors of 1st Pacific Bancorp adopted the 1st Pacific Bancorp 2007 Omnibus Stock Incentive Plan (the “Omnibus Plan”). The Omnibus Plan, which also became effective on April 5, 2007, provides that any director, employee or consultant (including any prospective director, employee or consultant) of the Company and any affiliate of the Company shall be eligible to be designated a participant in the Omnibus Plan for purposes of receiving awards. The Board, as administrator of the Omnibus Plan, has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each award, the vesting and exercisability of the awards and the form of consideration payable upon exercise.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - STOCK-BASED COMPENSATION PLANS – Continued

Subject to adjustment in certain circumstances, the aggregate number of shares of the Company’s common stock that may be issued pursuant to awards granted under the Omnibus Plan is 400,000. The Omnibus Plan provides for the grant of (i) stock options intended to qualify as ISOs under Section 422 of the Internal Revenue Code to the Company’s and its affiliates’ employees and (ii) non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance unit awards, performance share awards and other stock based awards (each, an “Award”) to the Company’s and its affiliates’ directors, employees and consultants. The Company may grant performance units and shares which are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved. The administrator will establish performance goals at its discretion, which, depending on the extent to which they are met, will determine the number and/or value of performance units and performance shares to be paid to the participant. In the event that 1st Pacific Bancorp experiences a “change in control,” all outstanding stock options, stock appreciation rights, restricted stock, unrestricted stock and performance shares would become immediately vested.

The Company recognized stock-based compensation expense of approximately $105,000 in 2006, $246,000 in 2007 and $205,000 in 2008. The related tax benefits were $31,000, $92,000 and $77,000, for 2006, 2007 and 2008, respectively. As of December 31, 2008, options to purchase of 980,148 shares of common stock were outstanding and the number of shares of common stock remaining available for future issuance under equity compensation plans was 370,988.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions presented below:

	2008	2007	2006

Expected Volatility	30.14%	26.58%	16.90%
Expected Term	6.5 Years	6.5 Years	6.5 Years
Expected Dividends	None	None	None
Risk Free Rate	3.10%	4.23%	4.54%
Weighted-Average Grant Date Fair Value	$3.06	$4.74	$4.36

Although trading in the Company’s stock has not been extensive, the stock was quoted on the OTC Bulletin Board and beginning January 3, 2008, began trading on the NASDAQ ® Global Market. The expected volatility is based on historical activity.  The expected term represents the estimated average period of time that the options remain outstanding.  Since the Company does not have sufficient historical data on the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term.  The risk free rate of return reflects the grant date interest rate offered for U.S. Treasury bonds over the expected term of the options.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - STOCK-BASED COMPENSATION PLANS – Continued

The following information and tables present total activity, intrinsic values and unrecognized compensation costs related to the Company’s Plans for non-performance based options, performance based options and non-vested stock grants.

Non-Performance Based Options

A summary of the total non-performance based option activity under the Company’s 2000 Plan and Omnibus Plan as of December 31, 2008 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Non-Performance Based Options	Outstanding	Price	Term	Value

Outstanding at Beginning of Year	895,866	$8.44
Granted	101,000	$8.27
Exercised	(33,538)	$5.38
Forfeited and Expired	(41,180)	$14.45

Outstanding at End of Year	922,148	$8.26	5.16 Years	$—

Options Exercisable	669,302	$7.06	5.38 Years	$—

The total intrinsic value of non-performance based options exercised during the years ended December 31, 2008, 2007 and 2006 was $58,000, $269,000 and $347,000, respectively.  As of December 31, 2008, there remained $899,138 of total unrecognized compensation cost related to these outstanding stock options that will be recognized over a weighted average period of approximately 2.4 years.

Performance Based Options

During 2008, no share based option awards were granted. When awarded, vesting is contingent upon meeting company-wide performance goals.  Share options under this performance related plan are granted at-the-money, contingently vest over a period of 4 to 5 years, if performance goals are met and have contractual lives of 10 years.

The fair value of each performance based option granted is estimated on the date of grant using Black-Scholes option valuation model assuming performance goals will be achieved. If such goals are not met, no compensation cost is recognized.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - STOCK-BASED COMPENSATION PLANS – Continued

A summary of the total performance based options issued under the Company’s Omnibus Plan as of December 31, 2008 and changes during the year then ended is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Performance Based Options	Outstanding	Price	Term	Value

Outstanding at January 1, 2008	98,000	$10.71
Granted	—	—
Exercised	—	—
Forfeited	(40,000)	$11.50
Outstanding at December 31, 2008	58,000	$10.16	8.89 Years	$—
Exercisable at December 31, 2008	—	n/a	n/a	n/a

During 2008, no compensation cost was recognized related to these performance based options as the performance goals were not met. As of December 31, 2008, there remained $196,384 of total unrecognized compensation cost related to the outstanding performance based stock options that will be recognized over a weighted average period of approximately 2.4 years assuming performance goals are met.

Non-Vested Stock Grants

A summary of the total non-vested stock grant activity under the Company’s Omnibus Plan as of December 31, 2008 and changes during the year then ended is presented below:

		Weighted-
		Average
	Shares	Grant-Date
Non-Vested Stock Grants	Outstanding	Fair Value

Nonvested at Beginning of Year	10,000	$11.50
Granted	—	n/a
Vested	(2,500)	$11.50
Forfeited	(7,500)	$11.50

Nonvested at End of Year	—	n/a

During 2008, no compensation was recognized related to non-vested stock grants.

NOTE K - WARRANTS

In connection with the acquisition of Landmark National Bank, 1st Pacific Bancorp issued substitute warrants to Landmark National Bank warrant holders. Each warrant allows for the purchase of one share of 1st Pacific Bancorp’s common stock for $12.85 per share. All warrants expire on December 31, 2009. As of December 31, 2008, a total of 25,239 of these warrants remained outstanding and exercisable.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - FAIR VALUE MEASUREMENT

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

In certain cases where there is limited activity or less transparency for inputs to the valuation, securities are classified in Level 3 of the valuation hierarchy. For instance, in the valuation of certain collateralized mortgage and debt obligations and high-yield debt securities, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates.

Other Real Estate Owned:  The fair value of foreclosed real estate is generally based on estimated market prices from independently prepared appraisals and adjusted for current market conditions, as necessary, on a nonrecurring basis. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, management assumptions are used to adjust fair value, if necessary (Level 3).

Collateral-Dependent Impaired Loans:  The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs, through charge-offs or specific reserve allowances, that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Fair value estimates for collateral-dependent impaired loans are obtained from real estate brokers or other third-party consultants (Level 3).

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at December 31, 2008 (in thousands):

Assets and liabilities measured at fair value on a recurring basis

	Total	Level 1	Level 2	Level 3
Securities available for Sale	$25,053	$—	$25,053	$—
Total	$25,053	$—	$25,053	$—

Assets measured at fair value on a non-recurring basis

	Total	Level 1	Level 2	Level 3
Foreclosed assets (OREO) (1)	$1,390	$—	$—	$1,390
Non-Accrual/Impaired Loans (2)	11,624	—	—	11,624
Total	$13,014	$—	$—	$13,014

(1)           Represents Other Real Estate Owned net of cost to sell of $139,000.

(2)      Represents the carrying value less related write-downs, rewrites, due from SBA and other payoffs/paydowns. The related allowance for loan losses has also been subtracted.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board (“FASB”) SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments.  The Company’s estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value.  Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Financial Assets: The carrying amounts of cash, short-term investments, and due from customers on acceptances and bank acceptances outstanding are considered to approximate fair value. Short-term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with banks.  The fair values of investment securities, including available for sale, are based on quoted market prices of similar securities, if available, or other model-based valuation techniques, also known as matrix pricing (See Note L - Fair Value Measurement above). The fair value of loans is estimated using a combination of techniques, including discounting estimated future cash flows.

Financial Liabilities: The carrying amounts of deposit liabilities payable on demand, commercial paper, and other borrowed funds are considered to approximate fair value.  For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.  The fair value of long-term debt is based on rates currently available to the Company for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments: The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair value of these financial instruments is not material.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The estimated fair value of financial instruments at December 31 is summarized below (in thousands):

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and Due from Banks	$6,482	$6,482	$6,397	$6,397
Federal Funds Sold	18,010	18,010	11,160	11,160
Investment Securities	25,053	25,053	23,746	23,746
Loans	346,840	347,135	345,302	348,809
Federal Reserve, FHLB and Bankers’ Bank Stock, at Cost	4,611	4,611	3,184	3,184
Accrued Interest Receivable	1,415	1,415	1,913	1,913

Financial Liabilities:
Deposits	333,836	335,657	345,362	346,006
Borrowings and Notes Payable	60,155	60,666	20,155	19,910
Accrued Interest and Other Liabilities	4,338	4,338	4,157	4,157

NOTE N - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table below, of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).  Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - REGULATORY MATTERS - Continued

Under the regulatory framework for prompt corrective action, the Bank must maintain minimum ratios as set forth in the table below.  The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
			Under Prompt Corrective Provisions
			To Be		To Be
			Adequately		Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total Capital (to Risk-Weighted Assets)	$33,301	8.7%	$30,503	8%	$38,129	10%
Tier 1 Capital (to Risk-Weighted Assets)	$23,531	6.2%	$15,251	4%	$22,877	6%
Tier 1 Capital (to Average Assets)	$23,531	5.4%	$17,458	4%	$21,822	5%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$46,481	12.0%	$30,979	8%	$38,724	10%
Tier 1 Capital (to Risk-Weighted Assets)	$36,932	9.5%	$15,490	4%	$23,234	6%
Tier 1 Capital (to Average Assets)	$36,932	9.0%	$16,928	4%	$21,160	5%

Based on the Bank’s actual capital ratios at December 31, 2008, the Bank is considered adequately capitalized. There are no conditions or events since that date that management believes have changed the Bank’s category.

The Company is not subject to similar regulatory capital requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits unless it has obtained a waiver from the FDIC. Although the Bank plans to apply for such a waiver related to a portion of its brokered deposits, there is no guarantee that such application will be approved.

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s primary regulatory agency. The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of the Bank’s undivided profits or the Bank’s net income for its last three fiscal years less the amount of any distribution made by the Bank to shareholders during the same period. Based on these regulations and the Company’s financial results, the Company has resolved not to declare or pay any dividends without the prior approval of the Federal Reserve.

NOTE O - MERGER-RELATED ACTIVITY

Effective July 1, 2007, the Company acquired 100% of the outstanding common stock of Landmark National Bank (“Landmark”) and acquired all of its assets and assumed all of its liabilities.  Landmark operated two full-service branch offices in Solana Beach and La Jolla, CA, serving predominately small and middle-market businesses and professionals in the County of San Diego.  Landmark’s results of operations are included in the Company’s results beginning July 2, 2007.  As a result of the acquisition, the Company has expanded its branch network in San Diego County, added experienced banking personnel, and added loan and deposit totals complementary to its existing product offerings.

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - MERGER-RELATED ACTIVITY - Continued

The purchase price consisted of approximately 35% cash consideration and 65% stock, totaling $25.3 million, which was comprised of the following:

Common Stock - 1,000,180 shares issued (1)	$15,926,244
Cash Consideration	8,619,912
Transaction Fees and Costs	754,852
Total Purchase Price	$25,301,008

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

Cash and Cash Equivalents	$5,417,390
Investment Securities & Interest-bearing Deposits	13,843,596
Loans, Net	71,313,143
Premises and Equipment	858,834
Equity Securities	1,491,000
Core Deposit Intangible (CDI)	1,644,399
Goodwill	10,360,839
Deferred Tax Benefit and Other Assets	4,405,684
Total Assets Acquired	109,334,885

Deposits	81,799,124
Other Liabilities	2,234,753
Total Liabilities Assumed	84,033,877

Net Assets Acquired	$25,301,008

Goodwill recorded in this transaction is not deductible for income tax purposes. The core deposit intangible will be amortized over the expected account retention period, which was originally estimated at approximately 8 years. The core deposit intangible is evaluated periodically to determine the reasonableness of the projected amortization period by comparing actual deposit retention to projected retention. At December 31, 2008, the core deposit intangible balance of $1,312,544 is net of accumulated amortization of $331,855. The table below summarizes the Company’s estimated core deposit intangible amortization expense for the next five fiscal years:

2009	$340,400
2010	337,973
2011	267,297
2012	164,101
2013	161,770
$1,271,541

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - MERGER-RELATED ACTIVITY - Continued

During 2008, the Company performed impairment testing during the second, third and fourth quarters on the goodwill recorded in the 2007 acquisition of Landmark because of the declining trends in the marketplace. These reviews showed continued and significant deterioration of the stock market in the fourth quarter of 2008 and increasingly low multiples in reported mergers and acquisitions activity. Taking these factors into consideration, along with the Company’s declining operating results, a goodwill impairment loss of $10.4 million, representing 100% of the recorded goodwill, was recorded in the fourth quarter based on an estimate of the fair value of the Company as one reporting unit.

NOTE P - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

On January 16, 2007, the Company was involved in a corporate reorganization whereby the Bank became a wholly-owned subsidiary of the Company which was accounted for like a pooling of interest. The earnings of the subsidiary are recognized using the equity method of accounting. Condensed financial statements of the parent company only are presented below as if the pooling was effective January 1, 2006:

1st Pacific Bancorp (Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Cash	$38,635	$167,296
Investment in Subsidary	27,253,470	49,590,817
Investment in FPBN Trust I	155,000	155,000
Accrued Interest and Other Assets	312,483	253,995
	$27,759,588	$50,167,108
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated Debt and Other Borrowings	$5,155,000	$5,155,000
Accrued Interest and Other Liabilities	23,385	38,161
TOTAL LIABILITIES	5,178,385	5,193,161

TOTAL SHAREHOLDERS’ EQUITY	22,581,203	44,973,947
	$27,759,588	$50,167,108

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - Continued

CONDENSED INCOME STATEMENT

	December 31,
	2008	2007	2006

INCOME
Dividends from Statutory Trusts	$7,221	$5,498	$—
Cash dividends from 1st Pacific Bank	—	4,400,000	—
TOTAL INCOME	7,221	4,405,498	—
EXPENSES
Interest on Subordinated Debt Securities and Other Borrowings	240,167	183,520	69
Other Expenses	209,115	145,009	44,435
Income Tax Benefit	(182,200)	(132,000)	(18,247)
TOTAL EXPENSE	267,082	196,529	26,257

INCOME (LOSS) BEFORE EQUITY INUNDISTRIBUTED INCOME OF SUBSIDIARY	(259,861)	4,208,969	(26,257)
Dividends in (Excess) of Equity in Undistributed Income of Subsidiary	(21,600,124)	(1,743,788)	3,201,775
NET INCOME (LOSS)	$(21,859,985)	$2,465,181	$3,175,518

1st PACIFIC BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - Continued

CONDENSED STATEMENTS OF CASH FLOWS

	December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net Income (Loss)	$(21,859,985)	$2,465,181	$3,175,518
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating Activities:
Equity in Income (Loss) of Subsidiary	21,600,124	(2,656,212)	(3,201,775)
Other Items	(73,265)	(232,449)	16,615
NET CASH USED BY OPERATING ACTIVITIES	(333,126)	(423,480)	(9,642)

INVESTING ACTIVITIES
Investment in Subsidiaries	—	(243,090)	—
Dividends Received from Subsidiary	—	4,400,000	—
Cash paid for Acquisition of Landmark	—	(9,176,504)	—
NET CASH USED BY INVESTING ACTIVITIES	—	(5,019,594)	—

FINANCING ACTIVITIES
Proceeds from Trust Preferred Securities	—	5,155,000	—
(Decrease) Increase in Short-Term Borrowings	—	(10,000)	10,000
Repurchases of Stock	—	(38,400)	150
Stock Options Exercised	204,465	503,262	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	204,465	5,609,862	10,150

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(128,661)	166,788	508
Cash and Cash Equivalents at Beginning of Period	167,296	508	—
CASH AND CASH EQUIVALENTS AT END OF YEAR	$38,635	$167,296	$508