Form 10-K/A
period 2008-12-31
1st Pacific Bancorp
filed 2009-04-29
CIK 1380712

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Documents incorporated by reference: None.

1st PACIFIC BANCORP

EXPLANATORY NOTE

1st Pacific Bancorp is filing this Amendment No. 1 to amend Items 10 through 14 of Part III of its Form 10-K filed on March 31, 2009 (the “Original Filing”) for the purpose of including the information required by these Items because the Annual Shareholder Meeting has been postponed and 1st Pacific Bancorp’s definitive proxy statement involving such information will not be filed before April 30, 2009 (i.e., within 120 days after the end of the fiscal year covered by the Original Filing).  In connection with this Amendment No. 1, 1st Pacific Bancorp is including as exhibits updated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Solely for this reason, 1st Pacific Bancorp also has restated Part IV of the Original Filing in Part IV of this Amendment No. 1.  Except as set forth in the immediately preceding sentence, this Amendment No. 1 does not alter or restate any of the information set forth in the Original Filing.

This Amendment No.  1 continues to speak as of the date of the Form 10-K filed on March 31, 2009 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

Unless the context requires otherwise, references in this Amendment No. 1 to “1st Pacific Bancorp”, the “Company”, “we”, “our”, or “us” includes 1st Pacific Bancorp, a California corporation, and its subsidiaries, including 1st Pacific Bank of California.  1st Pacific Bancorp does not engage in any material business activities other than ownership of 1st Pacific Bank of California.

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning Directors and Named Executive Officers

The following table provides information with respect to each named executive officer, current member of the Board of Directors and each nominee to the Board of Directors of 1st Pacific Bancorp.  There are no family relationships among any of the nominees, directors and/or any of the 1st Pacific Bancorp’s named executive officers. Detailed information about director nominees and named executive officers is provided below. As usual herein, the term “named executive officer” means Chief Executive Officer, Executive Vice President/Chief Credit Officer, Executive Vice President/Chief Financial Officer and Executive Vice President/Chief Operating Officer.

Name	Current Position with the Company	Age	Elected or Appointed(1)

Robert P. Cange	Director	58	2000

Albert Colucci	Director	71	2000

James G. Knight, M.D.	Director	56	2000

Susan Lew	Director	61	2000

Albert Logan, CPA	Director	66	2001

Christopher Scripps McKellar	Director	59	2007

Ronald J. Carlson	President, Chief Executive Officer, Chairman of the Board	74	2007

James H. Burgess, CPA	Executive Vice President and Chief Financial Officer	47	2000

Larry A. Prosi	Executive Vice President and Chief Banking Officer	61	2005

Richard H. Revier	Executive Vice President and Chief Credit Officer	56	2000

Mr. Carlson and Mr. McKellar were initially appointed to the Board of Directors in connection with the Agreement and Plan of Reorganization and Merger by and between the Company, Landmark National Bank and the Company’s wholly-owned subsidiary, 1st Pacific Bank of California, dated as of February 22, 2007, in which the Company agreed to appoint two former Landmark National Bank directors to the Board of Directors upon completion of the merger between 1st Pacific Bank of California and Landmark National Bank.

(1) The indicated year initially elected or appointed includes similar positions held with the Company’s subsidiary, 1st Pacific Bank of California, prior to the formation of the Company.

The following is a brief summary of the background and business experience, including principal occupation, during the last five years, for each of the named executive officers and director nominees.

RONALD J. CARLSON, President, Chief Executive Officer and Chairman. Mr. Carlson became a director of 1st Pacific Bancorp in July 2007 in connection with its acquisition of Landmark National Bank and President and Chief Executive Officer and Chairman in July 2008. He served as Landmark National Bank’s Chief Executive Officer and Chairman of Landmark National Bank from its inception in 2002 until November 2005.  Mr. Carlson was also Landmark National Bank’s President until December 2004. Before joining Landmark National Bank in 2002, he served as President and Chief Executive Officer of Scripps Bank of La Jolla, a position he held for 17 years. Upon the acquisition of Scripps Bank by U.S. Bank in October 2000, Mr. Carlson served as U.S. Bank’s Vice Chairman of the San Diego market until July 2001.

JAMES H. BURGESS, CPA, Executive Vice President and Chief Financial Officer.  Prior to joining 1st Pacific Bank of California during its organization in 1999, from 1998 to 1999, Mr. Burgess served as First Vice President/Treasury Manager at Bank of Commerce in San Diego.  From 1995 to 1998, Mr. Burgess was Senior Vice President and Chief Financial Officer for Rancho Vista National Bank, which was acquired by Bank of Commerce.  From 1990 to 1995, Mr. Burgess served as Chief Financial Officer for two other community banks. Before joining the banking industry, Mr. Burgess was an Audit Manager for Deloitte & Touche, where he audited community banks.  Mr. Burgess is a graduate of California State University, Chico where he earned a Bachelor’s Degree in Business Administration, Accounting Concentration.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

LARRY A. PROSI, Executive Vice President and Chief Operating Officer. Prior to holding his current position, Mr. Prosi worked as the Regional Manager and Senior Vice President of the Inland North County office.  Before joining 1st Pacific Bank of California in 2004, Mr. Prosi was Senior Vice President and Region Manager of commercial banking for Washington Mutual, where he spent two years overseeing all commercial and corporate banking operations in San Diego County.  Mr. Prosi took a break from banking from 1996-2002, when he was President and Chief Operating Officer of Business Backers Management Corp., a national financial services insurance enterprise. Mr. Prosi has held numerous management positions at other banks, including Senior Vice President at Union Bank of California and Regional Vice President at Wells Fargo Bank.  Mr. Prosi is a graduate of Dartmouth College’s graduate school of credit and financial management and has a Bachelor of Science degree in finance from San Diego State University.

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

ROBERT P. CANGE, Director.  Mr. Cange is the President, Chief Executive Officer and founder of Cange International, Inc., an export management company formed in 1989 that provides international marketing and sales services to U.S. manufacturers of high-end consumer goods and has sold products in more than 80 countries around the world.  Mr. Cange has been appointed by the U.S. Secretary of Commerce to serve on San Diego’s

District Export Council.  Previously, Mr. Cange served as the Marketing Manager for the Foreign Credit Insurance Association/Export-Import Bank of the United States and as an international lending officer for banks in California and Missouri.  He holds a Bachelors Degree in Economics from Saint Louis University and a Juris Doctor Degree from California Western School of Law.

ALBERT COLUCCI, Director.   Mr. Colucci is Chairman and President of CBC Investment, a company involved primarily in real estate investment, management and construction, which he co-founded in 1958 with his brother, Salvatore.  From 1982 to 1998, he served as a founding Director of Rancho Vista National Bank and, during 1999, he served as a Director for Bank of Commerce, which acquired Rancho Vista National Bank.

JAMES G. KNIGHT, M.D., Director.  Dr. Knight has been a urologist in private practice in San Diego since 1988 following five years of military service.  Dr. Knight received a Bachelor’s Degree in Physics from Trinity College in Hartford, Connecticut, and his MD from Baylor College of Medicine in Houston, Texas, where he also completed his residency training.  He is CEO of Consumer Directed Health Care, Inc., a licensed California Life Agent and a past President of the San Diego County Medical Society.

SUSAN LEW, Director.  Ms. Lew is the Founder and President of S. Lew & Associates, Inc., a real estate investment group formed in 1978.  She has been a real estate investor, broker, manager, syndicator, developer and consultant for more than 30 years.  Ms. Lew is a Commissioner Emeritus of the San Diego Port Commission, having served two full terms as Port Commissioner from 1993 to 2001 and as Chairman in 1995.  She served on the board of directors of Bank of Commerce from 1994 to 1999.  Ms. Lew has served on numerous other boards and commissions, for which she has received many awards.  Currently, she serves on the board of the University of California San Diego Foundation and on the Advisory Board of U.C. San Diego’s Graduate School of International Relations / Pacific Studies. Ms. Lew serves as trustee for Sharp Memorial Hospital Group. She is also the Founder and President of San Diego’s “Emerald Chinese Seafood Restaurant” and “Pearl Chinese Cuisine.”

ALBERT LOGAN, Director.  Mr. Logan has been an accounting professional since 1968 and became a Certified Public Accountant in 1970.  Mr. Logan was the founding partner of Logan Throop & Co., LLP, which after 15 years merged its practice with Hutchinson and Bloodgood, LLP in 2001.  Mr. Logan retired as a partner from Hutchinson and Bloodgood LLP on June 30, 2007 and now provides accounting, taxation, consulting and strategic planning services to privately owned businesses and high net worth individuals. Mr. Logan is a licensed CPA in the state of California and a member of both the American Institute and California Society of Certified Public Accountants.

CHRISTOPHER S. MCKELLAR, Director.  Mr. McKellar became a director of 1st Pacific Bancorp in July 2007 in connection with its acquisition of Landmark National Bank. Mr. McKellar served as the Chairperson of the board of directors of Legacy Bank, N.A. until its merger with Landmark National Bank in July 2005.  He was a founder and director of Scripps Bank, from its formation (1984) through its merger with U.S. Bancorp (2000).  He is the Chief Executive Officer and President of Capella, a real estate development company based in San Diego.  He is also the President of McKellar Development, Starward Ventures and Axiom, Inc., all San Diego real estate investment companies.  Previously, he was the Chief Executive Officer and Chairman of California Traditions, Inc., a leading builder of single-family homes in Southern California and Nevada, commercial and industrial projects in San Diego and Orange Counties and apartment projects in Sacramento.  Mr. McKellar currently serves on the boards of The Bishop’s School and the Neurosciences Institute, and is a member of the Coastal San Diego Chapter of the Young Presidents Organization.  Mr. McKellar attended Claremont Men’s College (now Claremont McKenna College) from 1967 to 1969.

Section 16(a) Beneficial Ownership Reporting Compliance

1st Pacific Bancorp has reviewed its filings, and amendments, by directors, officers and beneficial owners of more than 10% of a registered class of the Company’s securities under the reporting rules of Section 16(a) of the Exchange Act, furnished to 1st Pacific Bancorp with respect to the 2008 fiscal year. To the knowledge of 1st Pacific Bancorp, based on this review, there were no instances of failure to comply with the Section 16(a) filing requirements.

Code of Ethics

1st Pacific Bancorp has adopted a code of ethics that applies to 1st Pacific Bancorp’s Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Banking Officer and senior managers, a copy of which is available on 1st Pacific Bancorp’s web site at www.1stpacbank.com.

Shareholder Proposals and Nominee Recommendations

The Nominating and Corporate Governance Committee of 1st Pacific Bancorp will consider nominees for the Board of Directors recommended by 1st Pacific Bancorp’s shareholders if they submit the proposals to 1st Pacific Bancorp’s Corporate Secretary in accordance with established procedures set forth below regarding shareholder proposals and communications.

Under certain circumstances, shareholders are entitled to present proposals at shareholder meetings.  Shareholders of the Company who intend to submit proposals, including proposals for director nominees, to the Company’s shareholders at the 2010 Annual Meeting of Shareholders must submit such proposals to the Company no later than 120 calendar days before the date our Proxy statement is released to shareholders, unless the date of the 2010 Annual Meeting of the Shareholders has been changed by more than 30 days from the date of the 2009 Annual Meeting of Shareholders, in which cares the deadline is a reasonable time before we begin to print and send our proxy materials in order for them to be included in the Company’s proxy materials for such meeting.  Proposals received by the Company after such date, are considered untimely.  Shareholder proposals should be directed to the attention of the Corporate Secretary of the Company, Robert Cange, at 9333 Genesee Avenue, Suite 300, San Diego, California 92121.  The submission by a shareholder of a proposal does not guarantee that it will be included in the proxy statement.  Shareholder proposals are subject to certain regulations and requirements under the federal securities laws.

Shareholders who intend to submit proposals to the Company’s shareholders at the 2010 Annual Meeting of Shareholders but intend to submit such proposals on their own, either from the floor or through their own proxy statement and proxy, must, in order for such matters to be voted upon by the Company’s shareholders, give notice of such to the management of the Company at least 45 days before the date when Company management mails its proxy material for the 2009 Annual Meeting of Shareholders, unless the meeting date has changed by more than 30 days,  in which case the deadline is a reasonable time before the Company sends its proxy materials for the 2010 Annual Meeting of Shareholders

Nomination of Directors

Section 3.3 of the Company’s bylaws provides for the nomination of directors in the following manner:

“Nominations for election of members of the board may be made by the board or by any holder of any outstanding class of capital stock of the corporation entitled to vote for the election of directors.  Notice of intention to make any nominations (other than for persons named in the notice of the meeting called for the election of directors) shall be made in writing and shall be delivered or mailed to the president of the corporation by the later of: (i) the close of business twenty-one (21) days prior to any meeting of shareholders called for the election of directors; or (ii) ten (10) days after the date of mailing of notice of the meeting to shareholders.  Such notification shall contain the following information to the extent known to the notifying shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the number of shares of capital stock of the corporation owned by each proposed nominee; (d) the name and residence address of the notifying shareholder; (e) the number of shares of capital stock of the corporation owned by the notifying shareholder; (f) the number of shares of capital stock of any bank, bank holding company, savings and loan association or other depository institution owned beneficially by the nominee or by the notifying shareholder and the identities and locations of any such institutions; and (g) whether the proposed nominee has ever been convicted of or pleaded nolo contendere to any criminal offense involving dishonesty or breach of trust, filed a petition in bankruptcy or been adjudged bankrupt.  The notification shall be signed by the nominating shareholder and by each nominee, and shall be accompanied by a written consent to be named as a nominee for election as a director from each proposed nominee.  Nominations not made in accordance with these procedures shall be disregarded by the chairperson of the meeting, and upon his or her instructions, the inspectors of election shall disregard all votes cast for each such nominee.  The foregoing requirements do not apply to the nomination of a person to replace a proposed nominee who has become unable to serve as a director between the last day for giving notice in accordance with this paragraph and the date of election of directors if the procedure called for in this paragraph was followed with respect to the nomination of the proposed nominee.

A copy of the preceding paragraph shall be set forth in the notice to shareholders of any meeting at which directors are to be elected.”

Audit Committee

1st Pacific Bancorp has an audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently comprised of: Albert Logan, CPA (Committee Chair), Susan Lew and James G. Knight, M.D. Each member of the Audit Committee of 1st Pacific Bancorp (the “Audit Committee”) is independent as defined under the applicable rules of the Securities and Exchange Commission (“SEC”) and NASDAQ Stock Market LLC (“NASDAQ”) listing standards.  The Board of Directors of 1st Pacific Bancorp has adopted a written charter for the Audit Committee, a copy of which is available on 1st Pacific Bank of California’s Web site — www.1stpacbank.com.  The responsibilities of the Audit Committee, as more fully described in its charter, include recommending to the Board of Directors the independent auditors to be selected, reviewing the scope and procedures of proposed audits and the results of audits, reviewing the adequacy and effectiveness of accounting and financial controls, and reviewing the internal auditing function and the financial statements of 1st Pacific Bancorp.  During the fiscal year ended December 31, 2008, the Audit Committee held a total of five (5) meetings. Ronald Carlson served on the Audit Committee and attended three (3) meetings until he was named President in July 2008, at which time he was replaced by Susan Lew, who attended two (2) meetings as a committee member during the fiscal year ended 2008. The Board of Directors has determined that Albert Logan, CPA, who serves on the Audit Committee, is an “audit committee financial expert” as defined in applicable SEC rules.

ITEM 11.               EXECUTIVE COMPENSATION

The Board of Directors of 1st Pacific Bancorp has appointed the Compensation Committee to establish, supervise and review policies involving 1st Pacific Bancorp’s personnel performance, compensation and benefits.

The Compensation Committee is made up of three independent outside directors.  The Compensation Committee meets on a regular basis to review and approve both policy recommendations and compensation actions that impact the senior officers of the organization. The Compensation Committee has a defined committee charter which provides for a broad scope of responsibilities to “establish, supervise and review all matters related to compensation within the organization and in particular with regard to matters of compensation affecting officers that hold the corporate title of Senior Vice President and above.”

In compliance with the SEC disclosure requirements, the following is the Compensation Discussion and Analysis as it pertains to the 2008 fiscal year.  This discussion and analysis is focused on the material principles that underlie 1st Pacific Bancorp’s executive compensation policies and decisions.

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy and Objectives

It is the philosophy of the Compensation Committee and the Board of Directors to insure that the Company has policies and processes in place that will enable the Company to attract, motivate and retain the highest quality personnel in a manner that maximally enhances shareholder value.  In that regard, the Compensation Committee is committed to optimizing a performance based compensation strategy, particularly for named executive officers.

The objective of this performance based compensation strategy or “pay for performance” philosophy is to align compensation with the interests of shareholders by linking individual cash compensation to bank performance as compared to peers.

The Compensation Committee considers compensation on a total cost to the shareholders basis, and provides for increasingly larger cash compensation for superior financial performance.

Total compensation as measured in tally sheets often show existing compensation to be excessive in some areas and lower or absent in other areas.  Moreover, in the end executive compensation is negotiated, and depending on subjective business imperatives, various compensation targets may not be achievable.

Depending on individual executive circumstances, the Compensation Committee may also choose to offer certain named executive officers various compensation options on a “buffet line” basis, meaning the committee establishes a limit for total cost to the Company and allows the named executive officer to substitute various types of compensation on a same cost to the Company basis.  For example, an executive may be offered to choose to defer an increase in base salary in exchange for additional shares of restricted stock or options, with the total cost to the Company being the same over time.  In the case of options this computed equivalent cost would use Black-Scholes estimates for option cost expensing.

Base Pay

For named executive officers, the Compensation Committee generally targets base pay at the median for comparable SEC reporting institutions.  The last detailed market review by outside experts was done in 2007 and periodically, the Compensation Committee intends to engage the services of qualified compensation experts to perform detailed market updates using comparable SEC reporting bank data as is then available. In the intervening years, the Company has and will continue to utilize publicly available data, including the data provided by the California Bankers Association and the California Department of Financial Institutions.

In late 2008, in response to the challenges of the current banking environment, President Ron Carlson volunteered to accept a 10% reduction in salary for 2009. The other named executive officers not only agreed to temporarily defer contractual increases in base salary for 2009, but also agreed to approximately five percent reductions in base salary for 2009.

Benefits

Benefits are defined as those plans not related to cash compensation or equity that are needed to insure that a competitive compensation total package is maintained.  Benefits may be qualified or non-qualified.

The Compensation Committee’s strategy regarding benefits has been to insure that the plans in place are competitive and assist the Company in attracting the talent needed.  They are designed to provide for the basic health and welfare needs of employees.  The Compensation Committee has adopted the strategy not to lead the market in benefits and to adopt benefit strategies that are likely to reduce future growth in benefit costs, such as the health savings accounts. This decision is in keeping with the Compensation Committee’s desire to continue to foster a pay for performance rather than an entitlement culture.  At the present, the Company has a basic benefit package which includes health and insurance benefits and a 401(k) with a matching provision.  The Company has no pension plan.

Short-Term Incentive (Annual Bonus)

In addition to base pay and benefits, the Company wants to provide named executive officers the opportunity to significantly augment total annual cash compensation through a short term senior executive bonus plan that pays out progressively more for increasingly superior performance as compared to a pre-selected financial performance peer group.  Annual named executive officer bonus compensation is externally benchmarked and thus is not directly tied to internal budget parameters except to the extent that achieving or exceeding the annual budget goals may result in superior financial performance as compared to the Company’s financial performance peer group.

This ongoing short term senior executive compensation plan (the Senior Executive Bonus Plan — “SEBP”) uses performance in several key areas, referred to as “Performance Criteria”, to determine the annual bonuses for that year.  Prior to the beginning of each new fiscal year, the Board of Directors re-weights and/ or revises the Performance Criteria and if necessary the plan itself to better match plan payouts to the strategic goals and needs for the coming year as determined by the Board of Directors.

In 2007, the Compensation Committee engaged the services of the Findley Group to select a financial performance peer group composed of generally higher performing demographically comparable banks.  This financial performance peer group, shown below, was vetted with management and mutually agreed upon to be appropriate for comparative purposes. The Compensation Committee has the authority to change this financial performance peer group from time to time.

1st Pacific Bancorp - 2008 Financial Performance Peer Group

BANK		Established	City	State	Total Assets 12/31/2007
1	1st Centennial Bank	1990	Redlands	CA	612,728
2	American Business Bank	1998	Los Angeles	CA	587,862
3	American River Bank	1983	Sacramento	CA	573,624
4	Bank of Alameda	1998	Alameda	CA	265,356
5	Bridge Bank, N.A.	2001	San Jose	CA	749,513
6	Butte Community Bank	1990	Chico	CA	568,827
7	Desert Hills Bank	2000	Phoenix	AZ	474,343
8	First Commerce Bank	1984	Encino	CA	282,572
9	First National Bank of Northern CA	1963	Daly City	CA	622,570
10	Heritage Oaks Bank	1983	Paso Robles	CA	724,189
11	National Bank of California	1982	Los Angeles	CA	332,967
12	Nevada Security Bank	2001	Reno	NV	613,858
13	Pacific State Bank	1987	Stockton	CA	396,884
14	Premier Commercial Bank	2001	Anaheim	CA	327,278
15	Premier Valley Bank	2001	Fresno	CA	454,222
16	Regents Bank, N.A.	2001	La Jolla	CA	296,210
17	Valley Business Bank	1996	Visalia	CA	266,507

The SEBP compares the Bank’s financial performance in three specific areas to that of the financial performance peer group above.  The three performance criteria for 2008 were:

1.               Return on Average Total Equity (ROAE)

2.               Core deposits as a percentage of total deposits (Core Deposits)

3.               Annual rate of growth of Loans Not Held for Sale (Loan Growth)

The three criteria are weighted on an annual basis to better align SEBP compensation with the strategic objectives of the Company for the coming year. For fiscal year 2008, ROAE, Core Deposits, and Loan Growth were weighted at 70%, 20% and 10% respectively.

For 2009, the Compensation Committee has added a fourth performance criterion called “Performing Assets” defined as: 1 - [(Non-Accrual Loans +Other Real Estate Owned (“OREO”))/ (Total Loans + OREO)] expressed as a percentage.  Also for 2009, the weighting for ROAE, Core Deposits, Loan Growth and Performing Assets point criteria will be 40%, 20%, 15% and 25% respectively to better reflect the importance of improved asset quality as a goal in 2009.

The SEBP provides for non-linear increases in bonus payouts as financial performance improves, as shown in the SEBP payout chart below.  In 2008, the point system would have begun to award points once the Company’s performance with respect to any one of the above three criteria exceeded the 33rd percentile of the financial performance peer group’s performance in that area.  In 2008, once a full point had been accrued the initial payout was $200,000 and increased as more weighted performance points accrued.  The maximum payout available was $1.345 million.  Final total payouts were adjusted downward as Return on Average Total Equity fell below 10%, with zero payout if the after bonus Return on Average Equity fell below 8%.  For 2008, the Company’s ROAE did not qualify for any SEBP payout.

For 2009, the Committee has adjusted upward the minimum percentile at which the plan begins to accrue payout points for the four Performance Criteria to the 50th percentile of the Financial Peer Group’s performance.  Also, the initial payout will not occur unless the ROAE (after bonus) and Performing Assets criteria both meet or exceed the 50th percentile of peer.  In addition, the initial payout has been reduced to $50,000 for 2009 from the $200,000 level in 2008.  The downward adjustment of the final payout when ROAE drops below 10% in the 2008 plan has been eliminated for 2009 as these historical benchmarks no longer appeared appropriate given the current banking environment.

2008 SEBP Payout Chart

The share each senior executive shall receive under the SEBP’s payout shall be determined by the Chief Executive Officer except that the Compensation Committee shall have the right to review the CEO’s proposed payouts in advance, and the CEO’s share of the total payout may not exceed a predetermined fraction of the plan’s total payout as described below. In the event additional senior executives become participants in the SEBP, participants should not be subject to unfair reductions in bonus payouts. Thus, the calculated total SEBP payout and the maximum share of the total payout for the CEO will be adjusted according to the number of SEBP participants as described in the table below.

SEBP Participants/Payout Table

Plan Participants	Total SEBP Payout Multiplier	Maximum CEO Share
4	1.00	40.00%
5	1.25	32.00%
6	1.50	26.67%
7	1.75	22.86%
8	2.00	20.00%
9	2.25	17.78%
10	2.50	16.00%

The SEBP is intended to provide senior executives incentive to outperform the competition, however, in the current very challenging banking environment some of the plans methodology may not work as intended.  In that regard the Board of Directors has agreed to follow the plan on a quarterly basis, and amend it as needed to make sure that it achieves the desired results.   Moreover, the Board of Directors has the ability to award discretionary bonuses at any time they deem appropriate.

Long-Term Incentives (Equity Awards)

Our named executive officers have accumulated considerable equity positions in the Company, primarily as a result of prior stock option grants.  In that regard, the Company does not offer a supplemental executive retirement plan (“SERP”).  While there are a number of advantages and disadvantages to developing a SERP, it has been the opinion of the Compensation Committee that the relatively large levels of equity accumulation for the majority of our named executive officers already represents an offsetting long term incentive to both stay with the Company and improve its financial performance.  Moreover, it has been the opinion of the Committee that SERPs, which tend to pay out regardless of the Company’s performance, may in fact undermine a performance based compensation approach by producing an undesirable “defensive” posture on the part of senior executive management.  It should be noted that virtually all named executive officer options outstanding are currently underwater with respect to recent market pricing.

Executive Perquisites/Executive Employment Contracts

The Company has entered into individual employment contracts with each named executive officer, except Mr. Carlson who has no employment agreement.  The Compensation Committee’s compensation decisions are based on compliance with the elements within the individual contracts and the information obtained from the competitive market. The Compensation Committee determined that employment contracts for all of the named executive officers are appropriate in the current competitive market for talented bank executives.  See the section entitled “Employment Agreements” below for a fuller discussion of the amounts and calculations of the actual payments.

The salaries, benefits and equity compensation grants included in the employment contracts are in line with our compensation philosophy as described above.  Each of the employment contracts contains protections for the named executive officers in the event of termination in connection with a change of control, termination without cause, termination by the executive for “good cause” and expiration of the employment agreement.  The Compensation Committee believes these provisions are at market for senior executives of banks and bank holding companies in California and this was the basis for negotiations with the executives of these protections.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities Section 18 of the Exchange Act, except to the extent that 1st Pacific Bancorp specifically incorporates by reference into a document filed under the Securities Act or the Exchange Act.

The Compensation Committee of 1st Pacific Bancorp has reviewed and discussed with management the Compensation Discussion and Analysis for fiscal 2008. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors, and the Board of Directors has approved, that the Compensation Discussion and Analysis be included in 1st Pacific Bancorp’s Proxy Statement for its 2009 annual meeting of shareholders or Form 10-K for the fiscal year 2008, as applicable.

This report is submitted by the Compensation Committee.

James G. Knight, M.D. (Committee Chair)

Albert Colucci

Susan Lew

Compensation Committee Interlocks and Insider Participation

During fiscal year 2008, the following individuals served as members of the Compensation Committee: James G. Knight, M.D., Ronald J. Carlson, Albert Colucci and Susan Lew. Ronald J. Carlson, in addition to serving as Chairman of the Board, was appointed President and Chief Executive Officer of 1st Pacific Bancorp on July 3, 2008, at which time he was replaced by Susan Lew as a Compensation Committee member. Other than Mr. Carlson who left the Compensation Committee upon becoming President and Chief Executive Officer, none of the other individuals who served on the Compensation Committee during 2008 has ever served as an officer or employee of 1st Pacific Bancorp or any of its subsidiaries or has any relationships with 1st Pacific Bancorp or any of its subsidiaries requiring disclosure under Item 404 of Regulation S-K. The Compensation Committee members have no interlocking relationships requiring disclosure under Item 407(e)(4)(iii) of Regulation S-K.

Summary Compensation

The following table shows compensation information for the named executive officers.

Summary Compensation Table

For Fiscal Years 2008, 2007 and 2006

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)		Total ($)
James H. Burgess	2008	166,400	n/a	1,879	0	16,909	(6)	185,188
Executive Vice President,	2007	153,855	n/a	4,836	32,250	8,774	(7)	199,715
Chief Financial Officer	2006	141,500	n/a	4,836	61,977	8,774	(8)	217,087

Ronald J. Carlson (4)	2008	92,500	n/a	0	0	3,397	(9)	95,897
President,	2007	0	n/a	0	0	0		0
Chief Executive Officer	2006	0	n/a	0	0	0		0

Larry A. Prosi	2008	160,000	n/a	55,113	0	20,806	(10)	235,919
Executive Vice President,	2007	160,000	n/a	45,912	32,250	17,440	(11)	255,602
Chief Banking Officer	2006	144,474	n/a	19,136	48,750	18,964	(12)	231,324

Richard H. Revier	2008	170,000	n/a	1,879	0	10,778	(13)	182,657
Executive Vice President,	2007	161,250	n/a	4,836	32,250	9,415	(14)	207,751
Chief Credit Officer	2006	151,250	n/a	4,836	61,977	9,415	(15)	227,478

A. Vincent Siciliano (5)	2008	130,442	n/a	0	0	297,190	(16)	427,632
President,	2007	237,000	28,750	5,752	41,112	13,564	(17)	326,178
Chief Executive Officer	2006	212,000	n/a	5,752	92,973	15,128	(18)	325,853

(1)

Amounts shown do not reflect compensation actually received by the named executive officer. Instead the amounts shown are the compensation recognized by 1st Pacific Bancorp on awards as determined pursuant to Statement of Financial Accounting Standards No. 123(R). These compensation costs reflect option and stock awards granted in and prior to fiscal 2008 (See Outstanding Equity Awards table below). The assumptions used to calculate the value of option awards are set forth under Note A of the Notes to Consolidated Financial Statements included in 1st Pacific Bancorp’s Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 31, 2009.

(2)	Amounts consist of annual bonuses earned for services rendered in each of the fiscal years shown.
(3)

The amounts in this column consist of matching contributions made by 1st Pacific Bancorp under the tax-qualified 401(k) Plan, payment of the annualized group term life insurance premium and annualized auto allowance or, in the case of Mr. Siciliano and Mr. Carlson, usage of a vehicle owned by the bank for personal travel. This column also includes, for Mr. Siciliano and Mr. Prosi, the compensation for a Company purchased membership in private golf clubs. See Notes (4) - (16) below for detail by Executive.

(4)	Mr. Carlson was appointed President and Chief Executive Officer on July 3, 2008.
(5)	Mr. Siciliano resigned his position as President and Chief Executive Officer on July 3, 2008.
(6)	This amount consists of $509 for group term life insurance premiums, $1,200 for 401(k) matching contributions, $7,200 for automobile allowance and $8,000 for payout of earned vacation benefit.
(7)	This amount consists of $374 for group term life insurance premiums, $1,200 for 401(k) matching contributions and $7,200 for automobile allowance.
(8)	This amount consists of $374 for group term life insurance premiums, $1,000 for 401(k) matching contributions and $7,200 for automobile allowance.
(9)	The amount consists of $1,694 for group term life insurance premiums and $1,703 for automobile usage compensation.
(10)

This amount consists of $2,144 for group term life insurance premiums, $1,200 for 401(k) matching contributions, $7,800 for automobile allowance, $1,647 for health insurance opt-out payments and $8,015 for Mr. Prosi’s use of a 1st Pacific Bancorp golf club membership.

(11)

This amount consists of $389 for group term life insurance premiums, $1,200 for 401(k) matching contributions, $7,800 for automobile allowance and $8,051 for Mr. Prosi’s use of a 1st Pacific Bancorp golf club membership.

(12)	This amount consists of $389 for group term life insurance premiums, $1,200 for 401(k) matching contributions, $7,800 for automobile allowance and $9,575 for Mr. Prosi’s use of a 1st Pacific Bancorp golf club membership.
(13)	This amount consists of $1,500 for group term life insurance premiums, $7,800 for automobile allowance and $1,478 for health insurance opt-out payments.
(14)	This amount consists of $415 for group term life insurance premiums, $1,200 for 401(k) matching contributions and $7,800 for automobile allowance.
(15)	This amount consists of $415 for group term life insurance premiums, $1,200 for 401(k) matching contributions and $7,800 for automobile allowance.
(16)

This amount consists of $983 for group term life insurance premiums, $4,731 for automobile usage compensation and $8,015 for use of a 1st Pacific Bancorp golf club membership. Pursuant to the terms of his separation and consulting agreement, Mr. Siciliano also received $255,000 and $11,282 in severance and vacation payments, respectively and an additional $17,179 in reimbursement payments for health and life insurance.

(17)

This amount consists of $536 for group term life insurance premiums, $1,200 for 401(k) matching contributions, $3,777 for automobile usage compensation and $8,051 for Mr. Siciliano’s use of a 1st Pacific Bancorp golf club membership.

(18)

This amount consists of $536 for group term life insurance premiums, $1,200 for 401(k) matching contributions, $3,817 for automobile usage compensation and $9,575 for Mr. Siciliano’s use of a 1st Pacific Bancorp golf club membership.

Employment Agreements

The Company and the Bank have written employment agreements with each of Richard H. Revier, James H. Burgess and Larry Prosi. These employment agreements contain terms 1st Pacific Bancorp believes are typical for agreements with senior executives of community banks and bank holding companies and provide for the compensation disclosed in the preceding table. The Company and the Bank had an employment agreement with A. Vincent Siciliano, the former President and Chief Executive Officer until his resignation and its termination on July 3, 2008. On the same date, the Company and the Bank entered into a Separation and Consulting Agreement with Mr. Siciliano.

Also on July 3, 2008, Ronald J. Carlson was appointed to the position of Acting President and Chief Executive Officer of the Company and the Bank. In January 2009, the Board of Directors agreed to drop the “Acting” from Mr. Carlson’s title. Upon his appointment as Chief Executive Officer, Mr. Carlson began receiving salary at an annual rate of $200,000, which was increased to an annual rate of $255,000 on November 1, 2008. Mr. Carlson voluntarily agreed to reduce his annual salary to $229,500 effective January 1, 2009. Neither the Company nor the Bank has a written employment agreement with Mr. Carlson.

Terminated Employment Agreement with Mr. Siciliano

Mr. Siciliano had a written employment agreement with 1st Pacific Bancorp and 1st Pacific Bank of California dated October 26, 2007 which was terminated on July 3, 2008.  Under the employment agreement, Mr. Siciliano’s annual salary, as of October 1, 2007, was $255,000 until December 31, 2008, when it was supposed to increase by four percent each year thereafter until expiration.  Mr. Siciliano was entitled to receive incentive compensation if performance goals under the SEBP were met.  Mr. Siciliano received a grant of 10,000 shares of our restricted Common Stock and options, subject to performance criteria, to purchase 40,000 shares of our Common Stock, all pursuant to the Omnibus Plan.   Fringe benefits under his employment agreement included five weeks of vacation per year; the use of a Company-owned automobile; and life, disability and other insurance benefits we provide to all employees.  Mr. Siciliano was required to protect our confidential information and trade secrets and to refrain from competing with us or soliciting our employees during his term of employment or any period thereafter in which he was receiving benefits from us upon termination of employment.

Separation and Consulting Agreement and General Release of Claims with Mr.Siciliano

The Company, the Bank and Mr. Siciliano have a Separation and Consulting Agreement and General Release of Claims dated July 3, 2008 (“Separation Agreement”), pursuant to which, among other things: (i) the Company paid Mr. Siciliano a lump sum payment of two hundred fifty-five thousand dollars ($255,000); (ii) the company provides Mr. Siciliano with the same life insurance and health care benefits it provided to him while he was employed for up to one year unless Mr. Siciliano becomes re-employed and eligible for comparable benefits before such time; (iii)

Mr. Siciliano has agreed to provide up to a maximum of twenty (20) hours of consulting services per month to the company for six (6) months; (iv) Mr. Siciliano has agreed to protect our confidential information and trade secrets; and (v) Mr. Siciliano has released all potential claims against the company and the Bank.

Employment Agreements with Mr. Burgess, Mr. Revier and Mr. Prosi

Each of Mr. Revier, Mr. Prosi and Mr. Burgess together referred to in this section as the “executives,” has a written employment agreement with 1st Pacific Bancorp and 1st Pacific Bank. Certain terms of each of the executive’s employment agreements are outlined in the table below:

Executive	Effective Date of Most Recent Employment Agreement or Amendment	Expiration Date of Employment Agreement	Current Salary (1)	Number of Weeks Vacation	Monthly Automobile Allowance
James H. Burgess	January 8, 2009	December 31, 2010	$166,400	5	$600
Richard H. Revier	December 21, 2007	December 31, 2009	$167,770	5	$650
Larry Prosi	December 21, 2007	June 30, 2010	$152,000	5	$650

(1)          Effective January 1, 2009, Mr. Revier and Mr. Prosi agreed to salary reductions of 5% each from the terms of their employment agreements in recognition of financial constraints of the Company. Mr. Burgess’ new employment agreement contains no salary increases.

Both we and the executives each have the right to terminate employment at will. Each employment agreement is substantially identical and includes the following terms and conditions:

Each executive is entitled to receive incentive compensation if performance goals of the SEBP are met.  Fringe benefits include vacation and automobile allowance (see table above); group insurance benefits; retirement benefits; profit sharing and other plans we may establish with respect to all employees.

Each executive is entitled to certain payments and benefits if their respective employment is terminated.  If employment is terminated for cause, each executive is entitled to the salary due him and a payout of all accrued but unused vacation, each as of the date of termination.

If employment is terminated due to disability or death, each executive is entitled to (i) the salary due to him, payments due to him under the SEBP and a payout of all accrued but unused vacation, each as of the date of termination, and (ii) continuation of the group medical and other insurance benefits, if any, then-provided under the agreement, for a period of three months from the date of termination, subject to the limitations of and to the extent permitted by the policy or policies under which such benefits are provided.  In addition, if employment is terminated due to death, each executive is entitled to receive a lump sum payment equal to three months of salary.

If employment is terminated without cause by us or by the executive for good reason, subject to such executive entering into a separation agreement and such agreement being fully effective, such executive is entitled to (i) continued salary and the automobile allowance then provided for nine months from the date of notice of termination, (ii) payment due to him under the SEBP, (iii) a payout of all accrued but unused vacation as of the date of termination, and (iv) continuation of the group medical and other insurance benefits, if any, then-provided under the agreement, for a period of nine months from the date of termination, subject to the limitations of and to the extent permitted by the policy or policies under which such benefits are provided.

If employment is terminated as a result of expiration of his respective employment agreement, such executive is entitled to a payout of all accrued but unused vacation as of the date of termination, 6 monthly payments equal to the Company’s monthly defined contribution for medical benefits, continuation of non-medical benefits for a period of 6 months, and any incentive compensation he would have earned under the SEBP had he remained employed on the date such compensation was paid under the SEBP.  Further, if such executive enters into a separation and consulting agreement, we will pay such executive his base monthly salary at the rate then in effect for a period of six months, or at our option a lump sum payment of such amount.  If such executive does not enter into the separation and consulting agreement, we have the option to provide him with the same benefits as if he did enter into such agreement and such executive will be deemed bound by such agreement, other than with respect to releases of claims and consideration for those releases.

If employment of one of the executives is terminated within 12 months after a change of control by us without cause or by the executive for good reason, subject to such executive entering into a separation agreement and such agreement being fully effective, Mr. Prosi and Mr. Revier, respectively, are entitled to (i) a lump sum payment of an amount equal to (A) one times his base salary then in effect, plus (B) the amount actually paid by us to such executive under the SEBP for the immediately preceding year and (ii) continuation of medical and other insurance benefits for 12 months.  Should the amounts payable to the executive in connection with a change of control result in the executive being subject to an excise tax under Sections 280G and 4999 of the Internal Revenue Code the executive would be entitled to a reduced amount such that the excise tax would not be applicable. For Mr. Burgess, these change in control benefits are similar except Mr. Burgess is to receive a lump sum payment equal to one and one-half his base pay and continuation of benefits for 18 months.

The executive is required to protect our confidential information and trade secrets and not to solicit any customers or employees of ours for a period of one year after termination for any reason.  We are required to indemnify him for all expenses incurred in actions relating to his acts arising out of and within the course and scope of his employment that are performed in good faith and in a manner reasonably believe to be in the best interests of us.

Outstanding Equity Awards

The following table shows outstanding equity awards held by the named executive officers at the end of 2008.

Outstanding Equity Awards at Fiscal Year-End For Fiscal Year 2008

	Option Awards (1)							Stock Awards
	Number of Securities underlying unexercised Options Exercisable (#)	Number of securities underlying options Unexercisable (#) (2)		Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
James H. Burgess	27,598	0		n/a		5.00	12/21/2010	n/a	n/a
	3,126	0		n/a		5.00	2/1/2011	n/a	n/a
	1,000	0		n/a		5.25	12/2/2012	n/a	n/a
	6,600	3,400		n/a		11.00	2/15/2015	n/a	n/a
	0	0		20,000	(6)	10.00	11/30/2017	n/a	n/a

Larry A. Prosi	16,600	3,400		n/a		10.50	10/19/2014	n/a	n/a
	6,000	4,000		n/a		12.90	12/8/2015	n/a	n/a
	4,000	6,000		n/a		14.50	10/10/2016	n/a	n/a
	0	0		18,000	(7)	10.25	11/15/2017	n/a	n/a
	3,600	14,400	(4)	n/a		10.25	11/15/2017	n/a	n/a
	8,356	8,356	(5)	n/a		10.25	11/15/2017	n/a	n/a

Richard H. Revier	27,598	0		n/a		5.00	12/21/2010	n/a	n/a
	2,886	0		n/a		5.00	2/1/2011	n/a	n/a
	1,000	0		n/a		5.25	12/12/2012	n/a	n/a
	6,600	3,400		n/a		11.00	2/15/2015	n/a	n/a
	0	0		20,000	(8)	10.25	11/15/2017	n/a	n/a

A. Vincent Siciliano (3)	57,500	0		n/a		5.00	2/14/2012	n/a	n/a

(1)

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

(2)

On April 5, 2007, the Company adopted the 2007 Omnibus Stock Incentive Plan. Details of this stock-based compensation plan are set forth under Note J of the Notes to Consolidated Financial Statements included in 1st Pacific Bancorp’s Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 31, 2009.

(3)

On July 3, 2008, Mr. Siciliano resigned from his position as President and Chief Executive Officer. Upon his resignation, Mr. Siciliano exercised 10,000 stock options. The remaining unvested performance options and stock grants expired. As of December 31, 2008, Mr. Siciliano held the exercisable stock options outlined above.

(4)

Mr. Prosi was granted 18,000 stock options under the Omnibus Plan on November 15, 2007 based on his employment contract. The vesting schedule for these options is 20% on each of the next five (5) anniversaries of the date of grant. As of December 31, 2008, 80% remained unvested.

(5)

Mr. Prosi was granted 16,712 stock options under the Omnibus Plan on November 15, 2007. Mr. Prosi chose to invest his future salary increases into stock options. The compensation value was determined pursuant to the Statement of Financial Accounting Standards No. 123(R). Vesting of 25% of the options occurred immediately and an additional 25% will vest on each of the next three (3) anniversaries of the date of grant. As of December 31, 2008, 50% remained unexercisable.

(6)

Mr. Burgess was granted 20,000 performance based stock options under the Omnibus Plan on November 30, 2007. The vesting of these options is based upon whether the performance goals established by the administrator are met. Performance goals were not met and therefore, none were vested in 2008.

(7)

Mr. Prosi was granted 18,000 performance based stock options under the Omnibus Plan on November 15, 2007. The vesting of these options is based upon whether the performance goals established by the administrator are met. Performance goals were not met and therefore, none were vested in 2008.

(8)

Mr. Revier was granted 20,000 performance based stock options under the Omnibus Plan on November 15, 2007. The vesting of these options is based upon whether the performance goals established by the administrator are met. Performance goals were not met and therefore, none were vested in 2008.

Pension Benefits

1st Pacific Bancorp does not offer a supplemental executive retirement plan (pension plan).

Director Compensation

The Company has developed a compensation strategy for its Board of Directors which targeted approximately the 25th percentile of the 2007 director compensation peer group analysis.  The Company provides compensation for service as a director only to outside directors. Inside directors receive no fees for their service on the Board of Directors.

The following director stipends were established for the annual period between May 2007 and April 2009: 1) Chairman of the Board, $32,400; 2) Vice Chairman of the Board, $29,700; 3) Audit Committee Chair, $28,350; 4) Loan Committee Chair, $28,350; 5) Loan Committee Member, $27,000; and 6) Other Outside Directors, $24,300. All retainers are paid in lieu of individual meeting fees.

In late 2008, in recognition of the exigencies of the current banking environment, all members of the Board of Directors voluntarily agreed to accept a 20% reduction in Board of Director stipends effective January 1, 2009.

Mr. Carlson is the current Chairman of the Board of Directors and was also named President and Chief Executive Officer of the Company as of July 3, 2008. As an inside director, Mr. Carlson’s stipend has not been paid since the date he was named as a senior executive officer.

The Company compensated its Board of Directors in cash only during 2008. The table below shows compensation information for 1st Pacific Bancorp’s current and former non-employee directors for fiscal 2008.

Director Compensation Table

For Fiscal Year 2008

	Fees Earned or Paid in Cash	Option Awards		Total
Name	($) (1)	($) (2)		($)
Robert P Cange	28,350	40	(3)	28,390
Ronald J. Carlson (9)	13,500	0		13,500
Albert Colucci	27,000	40	(4)	27,040
Veronica Z. Froman (10)	2,025	40	(5)	2,065
James G. Knight, M.D.	29,700	40	(6)	29,740
Susan Lew	29,700	40	(7)	29,740
Albert Logan, CPA	28,350	40	(8)	28,390
Christopher Scripps McKellar	27,000	0		27,000
Frank Mercardante (11)	2,025	0		2,025

(1)

Effective May 2007, an annual stipend of $24,300 was approved for each outside director with additional amounts approved for the Chairman, the Vice Chairman, the Audit Committee Chairman, the Loan Committee Chairman and other Loan Committee members of between $2,700 and $8,100 per year. This remuneration continued through December 2008 and was paid to each director on a quarterly basis.

(2)

Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by 1st Pacific Bancorp in fiscal 2008 for option awards as determined pursuant to Statement of Financial Accounting Standards No. 123(R). These compensation costs reflect option awards granted prior to fiscal year 2008. The amounts in the table above reflect the compensation costs recognized by 1st Pacific Bancorp in fiscal 2008 for a stock option grant made on February 22, 2005 to each of its Directors: grant date fair value of $9,300 for a stock option grant to purchase 2,000 shares of common stock made on February 22, 2005 at an exercise price of $11.00.

(3)	Mr. Cange had options to purchase an aggregate of 36,254 shares of common stock outstanding as of December 31, 2008.
(4)	Mr. Colucci had options to purchase an aggregate of 42,962 shares of common stock outstanding as of December 31, 2008.
(5)	Ms. Froman had options to purchase an aggregate of 9,000 shares of common stock outstanding as of December 31, 2008.
(6)	Dr. Knight had options to purchase an aggregate of 48,580 shares of common stock outstanding as of December 31, 2008.
(7)	Ms. Lew had options to purchase an aggregate of 10,500 shares of common stock outstanding as of December 31, 2008.
(8)	Mr. Logan had options to purchase an aggregate of 16,000 shares of common stock outstanding as of December 31, 2008.
(9)	Mr. Carlson was appointed Chairman of the Board of Directors, President and Chief Executive Officer on July 3, 2008. He received no stipend between July and December 2008.
(10)	Ms. Froman resigned as a director of 1st Pacific Bancorp on January 16, 2008.
(11)	Mr. Mercardante resigned as a director of 1st Pacific Bancorp on January 24, 2008.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Stock-Based Equity Compensation Plans

Both the Second Amended and Restated 2000 Stock Option Plan of the Company (the “2000 Plan”) and the 2007 Omnibus Stock Incentive Plan (the “Omnibus Plan”) have been previously approved by the Company’s shareholders. 1st Pacific Bancorp has no equity compensation plans not previously approved by shareholders.

The following table sets forth certain information concerning aggregate common stock options authorized for issuance under the 2000 Plan and the Omnibus Plan of 1st Pacific Bancorp.

STOCK BASED EQUITY COMPENSATION PLANS AT DECEMBER 31, 2008

Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the Plans (excluding securities reflected in Column 1)
980,148	$8.38	370,988

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2009, the amount and percent of our common stock beneficially owned by each director and each director nominee, each of the named executive officers of the Company and its subsidiary, 1st Pacific Bank of California (the “Bank”, or “1st Pacific Bank”) named in the Summary Compensation Table below, all of our directors and named executive officers as a group, and the one person known to us to be the beneficial owner of more than 5% of our common stock.

For purposes of the table below, a person is deemed to be the “beneficial owner” of any shares that such person has the right to acquire within 60 days of March 31, 2009. Also, for purposes of computing the percentage of outstanding shares held by each named executive officer below on a given date, any security that such person has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing their percentage ownership of any other person.

The information contained herein has been obtained from the Company’s records and from information furnished directly to the Company by each individual or entity.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)

James H. Burgess, Executive Vice President and Chief Financial Officer	58,024	(4)	1.16%

Robert P. Cange, Director	65,514	(5)	1.31%

Ronald J. Carlson, President and Chief Executive Officer	11,670	(6)	0.23%

Albert Colucci, Director	157,954	(7)	3.14%

James G. Knight, M.D., Director	96,220	(8)	1.91%

Susan Lew, Director	138,988	(9)	2.78%

Albert Logan, CPA, Director	72,218	(10)	1.45%

Christopher Scripps McKellar, Director	51,381	(11)	1.03%

Larry Prosi, Executive Vice President and Chief Operating Officer	38,556	(12)	0.77%

Richard H. Revier, Executive Vice President and Chief Credit Officer	55,284	(13)	1.10%

Directors and Executive Officers as a Group (10 Persons)	745,809	(14)	14.17%

Name and Address of Other Beneficial Owner (1)

William L. Caruso, Jr.	257,979	(15)	5.18%

(1)                                  Each individual listed above may be contacted at 1st Pacific Bank of California, 9333 Genesee Avenue, Suite 300, San Diego, California 92121, except Mr. William L. Caruso, Jr., who is not a director, director nominee or executive of the Company, may be contacted at 42605 Moonridge Road, Big Bear Lake, California 92315.

(2)                                  Includes all shares beneficially owned, whether directly and indirectly, individually or together with associates, jointly or as community property with a spouse, as well as any shares as to which beneficial ownership may be acquired within 60 days of March 31, 2009 by the exercise of securities convertible into our common stock. Unless otherwise specified in the footnotes that follow, the indicated person has sole voting power and sole investment power with respect to the shares.

(3)                                  Each percentage is based upon; the total number of shares outstanding at March 31, 2009, 4,980,481, and the total number of shares beneficially owned and held by each individual at March 31, 2009, plus the number of shares that such individual has the right to acquire within 60 days of March 31, 2009.

(4)                                  Includes 5,200 shares as to which Mr. Burgess has shared voting and investment power; 40,024 shares that may be acquired through exercise of stock options.

(5)                                  Includes 22,700 shares as to which Mr. Cange has shared voting and investment power; 36,254 shares that may be acquired through exercise of stock options.

(6)                                  Includes 3,890 shares as to which Mr. Carlson has shared voting and investment power.

(7)                                  Includes 114,992 shares as to which Mr. Colucci has shared voting and investment power; 42,962 shares that may be acquired through exercise of stock options.

(8)                                  Includes 41,160 shares as to which Dr. Knight has shared voting and investment power; 48,580 shares that may be acquired through exercise of stock options.

(9)                                  Includes 128,488 shares as to which Ms. Lew has shared voting and investment power; 10,500 shares that may be acquired through exercise of stock options.

(10)                            Includes 56,218 shares as to which Mr. Logan has shared voting and investment power; 16,000 shares that may be acquired through exercise of stock options.

(11)                            Includes 10,622 shares that Mr. McKellar may acquire through exercise of stock warrants.

(12)                            All 38,556 shares may be acquired through exercise of stock options.

(13)                            Includes 1,200 shares as to which Mr. Revier has shared voting and investment power; 39,784 shares that may be acquired through exercise of stock options.

(14)                            Includes 272,660 shares that may be acquired through the exercise of stock options and 10,622 shares that may be acquired through exercise of stock warrants.

(15)                            Includes 257,979 shares as to which Mr. Caruso acts as trustee of the William L. Caruso Jr. Trust, dated 5/11/04.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of the Board of Directors

Our common stock is traded on NASDAQ.  The Board of Directors has determined that a majority of the members of, and nominees to, the Board of Directors qualify as “independent,” as defined by the listing standards of NASDAQ.  Consistent with these considerations, after review of all relevant transactions and relationships between each director and nominee, or any of his or her family members, and the Company, its senior executive management and its independent auditors, the Board of Directors has determined further that all of our directors and nominees are independent under the listing standards of NASDAQ, except for Mr. Carlson.  In making this determination, the Board of Directors considered that there were no new transactions or relationships between its current independent directors and the Company, its senior management and its independent auditors since last making this determination except that Mr. Carlson became an officer of the Company.

Audit Committee.  1st Pacific Bancorp has an audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently comprised of: Albert Logan, CPA (Committee Chair), Susan Lew and James G. Knight, M.D. Each member of the Audit Committee of 1st Pacific Bancorp (the “Audit Committee”) is independent as defined under the applicable rules of the SEC and NASDAQ listing standards.

Compensation Committee.  1st Pacific Bancorp has a personnel and compensation committee currently comprised of the following, each of whom is independent as defined under the applicable rules of the SEC and NASDAQ listing standards: James G. Knight, M.D. (Committee Chair), Susan Lew and Albert Colucci.

Nominating & Corporate Governance Committee.  1st Pacific Bancorp has a nominating and corporate governance committee currently comprised of the following, each of whom is independent as defined under the applicable rules of the SEC and NASDAQ listing standards:  Susan Lew (Committee Chair), Albert Colucci and Robert P. Cange.

Transactions With Related Persons

Some of 1st Pacific Bancorp’s and 1st Pacific Bank of California’s directors, executive officers and principal shareholders, as well as their associates, are customers of, and have had banking transactions with, 1st Pacific Bank of California in the ordinary course of 1st Pacific Bank of California’s business. All such transactions, (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to 1st Pacific Bank of California or 1st Pacific Bancorp, and (iii) did not involve more than the normal risk of collectability or present other unfavorable features. 1st Pacific Bancorp expects 1st Pacific Bank of California to have such ordinary banking transactions with such persons in the future on terms and conditions identical to those with unrelated third parties and to the extent permitted by regulations. Neither 1st Pacific Bancorp nor 1st Pacific Bank of California has made any loans or commitments to lend to, or engaged in any other transactions with, any executive officers, directors or principal shareholders.

Other Material Transactions

There are no existing or proposed material transactions between 1st Pacific Bancorp and any of its directors, executive officers, or beneficial owners of 5% or more of the common stock, or the immediate family or associates of any of the foregoing persons.  All future material affiliated transactions and loans will be made or entered into on terms that are no less favorable to 1st Pacific Bancorp than those that can be obtained from unaffiliated third parties. All future material affiliated transactions and loans, and any forgiveness of loans, shall be approved by a majority of 1st Pacific Bancorp’s independent directors who do not have an interest in the transactions and who have access, at 1st Pacific Bancorp’s expense, to 1st Pacific Bancorp’s or independent legal counsel.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Vavrinek, Trine, Day & Co., LLP served as 1st Pacific Bancorp’s independent public accountants for the fiscal year ended December 31, 2008 and have been selected by the audit committee to serve again in 2009.

Under the procedures established by the Audit Committee, all auditing services and all non-audit services performed by Vavrinek, Trine, Day & Co., LLP are to be pre-approved by the Audit Committee, subject to the de minimus exception provided under Section 202 of the Sarbanes-Oxley Act.  All of the services provided by Vavrinek, Trine, Day & Co., LLP were pre-approved by the Audit Committee.

Audit Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered by the full time employees of Vavrinek Trine Day & Co., LLP in connection with the audit of 1st Pacific Bancorp’s consolidated financial statements as of and for the year ended December 31, 2008 were $68,000.

Aggregate fees, including out-of-pocket expenses, for professional services rendered by the full time employees of Vavrinek Trine Day & Co., LLP in connection with the audit of 1st Pacific Bancorp’s consolidated financial statements as of and for the year ended December 31, 2007 were $60,000.

Audit-Related Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Vavrinek Trine Day & Co., LLP for audit-related services for the year ended December 31, 2008 were $8,500. Audit related services in 2008 included a review of 1st Pacific Bancorp’s quarterly reports on Form 10-Q and annual Form 10-K as required by SEC rules and regulations.

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Vavrinek Trine Day & Co., LLP for audit-related services for the year ended December 31, 2007 were $7,500.  Audit related services in 2007 included a review of 1st Pacific Bancorp’s quarterly reports on Form 10-Q and annual Form 10-K as required by SEC rules and regulations.

Tax Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Vavrinek Trine Day & Co., LLP in connection with tax compliance, tax advice and corporate tax planning for the year ended December 31, 2008 were $8,500.

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Vavrinek Trine Day & Co., LLP in connection with tax compliance, tax advice and corporate tax planning for the year ended December 31, 2007 were $7,500.

All Other Fees

Vavrinek Trine Day & Co., LLP received no additional fees for services for the year ended December 31, 2008. During the year ended 2007, Vavrinek Trine Day & Co., LLP received additional fees for merger related services ($7,000) and a tax opinion on the merger of Landmark ($5,000).

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has considered whether the provision of services covered in the preceding paragraphs is compatible with maintaining Vavrinek Trine Day & Co., LLP’s independence. At their regularly scheduled and special meetings, the Audit Committee considers and pre-approves any audit and non-audit services to be performed for 1st Pacific Bancorp by its independent registered public accounting firm. For 2008, those pre-approved audit, audit-related and tax services represented approximately 80%, 10% and 10%, respectively.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)   Financial Statements. The consolidated financial statements were included in the Original Filing.

(2)   Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or was included in the financial statements or notes included in the Original Filing.

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

4.3	†	1st Pacific Bancorp 2007 Omnibus Stock and Incentive Plan, incorporated by reference to Exhibit 4.3 to 1st Pacific Bancorp’s report on Form 8-K filed April 10, 2007.

4.4	†	1st Pacific Bancorp 2007 Omnibus Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to 1st Pacific Bancorp’s Registration Statement on Form S-8 filed March 17, 2008.

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

10.8	†

Form of Indemnification Agreement entered into by and between 1st Pacific Bank of California and each of its directors and officers, incorporated by reference to Exhibit 10.13 to 1st Pacific Bancorp’s report on Form 10-K filed March 23, 2007.

10.9	†	1st Pacific Bank of California Incentive Compensation Plan - Senior Management, incorporated by reference to Exhibit 10.14 to 1st Pacific Bancorp’s report on Form 10-K filed March 23, 2007.

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

10.17	†

Employment Agreement, effective as of November 8, 2007, by and among 1st Pacific Bancorp, 1st Pacific Bank of California and A. Vincent Siciliano, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 8-K filed November 15, 2007.

10.18	†

Employment Agreement, effective as of December 21, 2007, by and among 1st Pacific Bancorp, 1st Pacific Bank of California and Richard H. Revier, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 8-K filed December 28, 2007.

10.19	†

Employment Agreement, effective as of December 21, 2007, by and among 1st Pacific Bancorp, 1st Pacific Bank of California and Larry Prosi, incorporated by reference to Exhibit 10.2 to 1st Pacific Bancorp’s report on Form 8-K filed December 28, 2007.

10.20	†

Employment Agreement, effective as of January 8, 2009, by and among 1st Pacific Bancorp, 1st Pacific Bank of California and James H. Burgess, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 8-K filed January 12, 2009.

10.21	†	Senior Executive Bonus Plan dated November 15, 2007, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 8-K filed November 15, 2007.

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

21.1	List of subsidiaries of 1st Pacific Bancorp, incorporated by reference to 1st Pacific Bancorp’s report on Form 10-K filed March 23, 2007.

23.1*	Consent of Vavrinek, Trine, Day & Co. LLP

24 *	Power of Attorney (incorporated by reference to the signature page of the Original Filing)

31.1£	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2£	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	See (a)3 above.

(c)	See (a)1 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed in its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2009	1st PACIFIC BANCORP

	By:	/s/ Ronald J. Carlson
Ronald J. Carlson
President & Chief Executive Officer

	By:	/s/ James H. Burgess_
James H. Burgess
Executive Vice President & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Title	Date
/s/ Ronald J. Carlson	President, Chief Executive Officer, Director (principal executive officer)	April 28, 2009
Ronald J. Carlson

/s/ James H. Burgess	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	April 28, 2009
James H. Burgess

/s/ Robert P. Cange *	Director	April 28, 2009
Robert P. Cange

/s/ Albert Colucci *	Director	April 28, 2009
Albert Colucci

/s/ James G. Knight *	Director	April 28, 2009
James G. Knight

/s/ Susan Lew *	Director	April 28, 2009
Susan Lew

/s/ Albert Logan *	Director	April 28, 2009
Albert Logan

/s/ Christopher Scripps McKellar *	Director	April 28, 2009
Christopher Scripps McKellar

*By: /s/ James H. Burgess
James H. Burgess pursuant to the Power of Attorney contained on the signature page of the Original Filing.