Form 10-Q
period 2009-03-31
1st Pacific Bancorp
filed 2009-05-14
CIK 1380712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

On May 9, 2009, there were 4,980,481 shares of 1st Pacific Bancorp common stock outstanding.

1st Pacific Bancorp

Quarterly Report on Form 10-Q for the period ended March 31, 2009

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

In connection with the safe harbors created by Section 21E of the Securities Exchange Act of 1934, as amended, and the provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include, but are not limited to, the following:

•                  The factors described in Item 1A-Risk Factors of the Company’s Annual Report on Form 10-K for the 2008 fiscal year filed on March 31, 2009.

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

•                  The questionable availability of take-out financing or problems with sales or lease-up with respect to commercial and residential projects, due to the current economic environment.

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

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

1st Pacific Bancorp

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008

Cash and Due From Banks	$8,714,213	$6,482,152
Federal Funds Sold	42,020,000	18,010,000
TOTAL CASH AND CASH EQUIVALENTS	50,734,213	24,492,152

Investment Securities Available for Sale	21,486,012	25,052,874

Construction & Land Development	106,883,633	109,592,264
Real Estate - Comm’l & Residential	153,707,939	147,965,134
SBA 7a & 504	10,080,685	8,820,177
Commercial & Consumer	86,607,143	85,521,204
Allowance for Loan Losses	(5,555,559)	(5,058,837)
NET LOANS	351,723,841	346,839,942

Premises and Equipment	3,434,787	3,611,224
Federal Reserve, FHLB and Bankers’ Bank Stock, at Cost	4,246,700	4,611,400
Other Real Estate Owned	4,219,751	1,390,000
Core Deposit Intangible	1,227,445	1,312,544
Accrued Interest and Other Assets	13,695,931	13,599,879

TOTAL ASSETS	$450,768,680	$420,910,015

Noninterest-Bearing Deposits	$82,447,288	$62,534,488
Interest-Bearing Deposits	281,201,660	271,301,605
TOTAL DEPOSITS	363,648,948	333,836,093

Subordinated Debt and Other Borrowings	60,155,000	60,155,000
Accrued Interest and Other Liabilities	4,620,541	4,337,719
TOTAL LIABILITIES	428,424,489	398,328,812

Common Stock	37,232,651	37,232,651
Additional Paid-in Capital	627,594	555,094
Retained Earnings (Deficit)	(14,639,837)	(14,210,945)
Accumulated Other Comprehensive Income (Loss), net of tax	(876,217)	(995,597)
TOTAL SHAREHOLDERS’ EQUITY	22,344,191	22,581,203

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$450,768,680	$420,910,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Income Statements

	For the
	Three Months
	Ended
	March 31,
	2009	2008
INTEREST INCOME
Interest and Fees on Loans	$5,479,844	$6,710,716
Interest on Investment Securities	348,346	363,169
Interest on Federal Funds Sold and Other	18,547	145,101
TOTAL INTEREST INCOME	5,846,737	7,218,986
INTEREST EXPENSE
Interest on NOW, Savings & Money Market Accounts	179,142	720,628
Interest on Time Deposits	1,534,930	1,785,966
Interest on Borrowings	422,498	290,515
TOTAL INTEREST EXPENSE	2,136,570	2,797,109
NET INTEREST INCOME	3,710,167	4,421,877

Provision for Loan Losses	696,000	—
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,014,167	4,421,877

NONINTEREST INCOME
Service Charges, Fees and Other Income	241,023	231,589
Gain on Sale of Investment Securities	228,750	—
	469,773	231,589
NONINTEREST EXPENSE
Salaries and Employee Benefits	2,113,516	2,276,656
Occupancy and Equipment Expense	761,318	746,971
Marketing and Business Promotion	47,924	98,308
Data Processing	347,455	312,318
Professional Fees	397,825	137,279
Regulatory Fees	166,117	72,711
Office and Administrative Expenses	221,409	236,176
Loss on Sublease	165,000	—
Other Miscellaneous Expenses	11,967	5,331
	4,232,531	3,885,750
INCOME (LOSS) BEFORE TAXES	(748,591)	767,716

Income Tax Expense (Benefit)	(319,700)	320,500
NET INCOME (LOSS)	$(428,891)	$447,216

Per Share Data:
Net Income (Loss) - Basic	$(0.09)	$0.09
Net Income (Loss) - Diluted	$(0.09)	$0.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity

	Shares	Common Stock	Paid In Capital	Retained Earnings (Deficit)	Comprehensive Income (Loss)	Accum Other Comprehensive Income (Loss)

Balance, December 31, 2007	4,944,443	$37,028,186	$350,511	$7,649,040		$(53,790)

Stock-based Compensation			204,583
Exercise of Stock Options, Including Tax Benefits	36,038	204,465

Comprehensive Loss:
Net Loss for the Period				(21,859,985)	$(21,859,985)
Unrecognized Loss in Investment Securities Available for Sale, net					(1,402,480)	(1,402,480)

Reclassification of Net Losses included in Net Loss, net					460,673	460,673
Total Comprehensive Loss					$(22,801,792)

Balance, December 31, 2008	4,980,481	37,232,651	555,094	(14,210,945)		(995,597)

Stock-based Compensation			72,500

Comprehensive Loss:
Net Loss for the Period				(428,891)	$(428,891)
Unrecognized Gain in Investment Securities Available for Sale, net					254,343	254,343

Reclassification of Net Gains included in Net Loss, net					(134,963)	(134,963)
Total Comprehensive Loss					$(309,511)

Balance, March 31, 2009	4,980,481	$37,232,651	$627,594	$(14,639,837)		$(876,217)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statements of Cash Flows

	For the
	Three Months
	Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES
Net Income (Loss)	$(428,891)	$447,216
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	208,047	206,130
Provision for Loan Losses	696,000	—
Stock-based Compensation Expense	72,500	68,700
Gain on Sale of Investment Securities	(228,750)	—
Loss on Foreclosed Real Estate	11,753	—
Loss on Sublease	165,000	—
Other Items - Net	391,248	(45,953)
NET CASH PROVIDED BY OPERATING ACTIVITIES	886,907	676,093

INVESTING ACTIVITIES
Purchases of Investment Securities	—	(14,867,218)
Maturities and Sales of Investment Securities	3,795,612	2,811,314
Change in Equity Securities	364,700	(891,950)
Net Change in Loans	(8,629,649)	7,554,739
Proceeds from Sale of Other Real Estate Owned	208,246
Purchases of Premises and Equipment	(196,610)	(83,317)
NET CASH USED BY INVESTING ACTIVITIES	(4,457,701)	(5,476,432)

FINANCING ACTIVITIES
Stock Options Exercised	—	26,975
Increase (Decrease) in Borrowings	—	30,000,000
Increase (Decrease) in Deposits	29,812,855	(22,684,424)
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,812,855	7,342,551

INCREASE IN CASH AND CASH EQUIVALENTS	26,242,061	2,542,212

Cash and Cash Equivalents at Beginning of Period	24,492,152	17,557,189

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,734,213	$20,099,401

Supplemental disclosure of noncash items:
Transfers of loans to other real estate owned	$3,049,750	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Consolidation and Basis of Presentation

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

The preparation of these unaudited consolidated financial statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), required management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2009.

Aside from its ownership of the Bank, the Company is inactive except for interest expense associated with junior subordinated debentures and certain other corporate expenses. The Company formed a Delaware trust affiliate, FPBN Trust I (the “Trust”) for the purpose of issuing trust preferred securities. For financial reporting purposes, the Company accounts for its investment in the Trust using the equity method under which the subsidiary’s net earnings are recognized in the Company’s statement of income, pursuant to Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Pursuant to FIN 46, the Trust is not consolidated into the Company’s financial statements. The Federal Reserve Board has ruled that subordinated notes payable to unconsolidated special purpose entities (“SPE’s”) such as the Trust, net of the bank holding company’s investment in the SPE, qualify as Tier 1 Capital, subject to certain limits. See the “Borrowings” section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations below for further details regarding the trust preferred securities.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments and accruals necessary to fairly present the financial position of the Company for the interim period ended March 31, 2009. These financial statements do not include all of the disclosures required by GAAP and have been condensed or omitted pursuant to such SEC rules and regulations and, accordingly, should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There were no significant changes in accounting principle since the last report.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, the unaudited financial information for the three month period ended March 31, 2009; reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Note 2 — Stock-Based Compensation Plans

During the three month periods ended March 31, 2008 and March 31, 2009, the Company recognized pre-tax stock-based compensation expense of $68,700 and $72,500, respectively, pursuant to SFAS 123(R). The stock-based compensation expense is calculated based upon the original grant date fair value as allowed under SFAS 123(R). The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K for the 2008 fiscal year filed on March 31, 2009 in the respective years of the original grants. There were no grants of performance based options or stock during the first three months of 2009. The following table is a summary of non-performance based stock option activity as of March 31, 2009:

2009 Activity
Non-Performance Based Options	YTD

Outstanding at Beginning of Period	922,148
Granted	14,000
Exercised	—
Forfeited and Expired	(1,500)

Outstanding at End of Period	934,648

As of March 31, 2009, the Company expects to realize approximately $837,046 of unrecognized compensation expense for non-performance based stock options which will be expensed over the remaining vesting period of approximately 2.2 years. Unrecognized compensation expense related to performance based options of $196,384 will be recognized only when the performance and vesting criteria are met. The Company has not recognized any pre-tax compensation expense related to performance based options in 2009 because the performance and vesting criteria are not expected to be met.

Note 3 — Recent Accounting Changes

On April 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This FSP amends and clarifies SFAS No. 141(R), “Business Combinations,” and requires, among other things, that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. The Company was not part of a business combination during 2008 and, therefore, SFAS 141 (R)-1 will not affect the Company’s consolidated financial position or results of operations as of this filing.

FASB Statement No. 157, “Fair Value Measurements,” provides a framework for measuring fair value and expands disclosures about fair value measurements. This statement established a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active.” This FSP clarifies the application of FAS No. 157 in a market that is not active. The impact of adoption was not material. In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This issue is effective for reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Early adoption has been deemed unnecessary and the impact of adoption is not expected to be material.

Issued in April, 2009, FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirement about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s statements of income and condition.

Issued in April 2009, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provision of FSP FAS 115-2 and FAS 124-2 are effective for the company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s statements of income and condition.

Note 4 — Earnings (Loss) Per Share

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which share in the company’s earnings (loss). Common stock equivalents for 2009 have been excluded since their effect was anti-dilutive. A reconciliation of the numerators and denominators of the basic and diluted earning per common share computation for the three months ended March 31, 2009 and March 31, 2008 are presented below:

	Three Months Ended March 31,
	2009	2008
Basic earnings (loss) per common share:
Net income (loss) as reported	$(428,891)	$447,216
Weighted average common shares outstanding	4,980,481	4,947,106
Basic earnings (loss) per common share	$(0.09)	$0.09

Diluted earnings (loss) per common share:
Net income (loss) as reported	$(428,891)	$447,216
Weighted average diluted common shares outstanding	4,980,481	5,125,317
Diluted earnings (loss) per common share	$(0.09)	$0.09

Note 5 — Fair Values of Assets and Liabilities

FASB Statement No. 157, “Fair Value Measurements,” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This statement describes methods used to appropriately measure fair value in accordance with GAAP, expands fair value disclosure requirements and applies whenever other accounting pronouncements require or permit fair value measurements.

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

•	Level 1: Quoted prices in active exchange markets for identical assets or liabilities.

•

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would us in pricing an asset or liability.

The valuation methodologies used for assets and liabilities recorded at fair value are described below:

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

The tables below present the balances of assets and liabilities measured at fair value (in thousands):

	March 31, 2009
	Total	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale	$21,486	$—	$21,486	$—
Total	$21,486	$—	$21,486	$—

Assets measured at fair value on a non-recurring basis
Foreclosed Assets (OREO) (1)	$4,220	$—	$—	$4,220
Non-Accrual/Impaired Loans (2)	3,212	—	—	3,212
Total	$7,432	$—	$—	$7,432

(1)	Represents Other Real Estate Owned net of cost to sell of $418,684 (excludes OREO assets with a fair value greater than cost).
(2)	Represents current balance less related charge-offs and due from SBA.

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

The reorganization to form a holding company was completed on January 16, 2007, whereby all outstanding shares of the Bank were converted into an equal number of shares of the Company. Prior to the reorganization, the Company had minimal activity, which was primarily related to preparing for the reorganization. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

The following management’s discussion and analysis should be read in conjunction with our Annual Report for the 2008 fiscal year as filed on Form 10-K and with the unaudited financial statements and notes set forth in this report. Our 2008 Annual Report on Form 10-K also includes a discussion of critical accounting policies considered material to this presentation of the Company’s financial statements. At present time, the holding company does not engage in any material business activities other than ownership of the Bank; therefore, financial information is primarily reflective of the Bank.

Certain statements contained in this quarterly report on Form 10-Q are forward-looking in nature and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results. For a discussion of some of the factors that might cause such a difference, see the Forward-Looking Statements section above or Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Nature of Operations

The Company is organized as a single operating unit and operates seven full-service offices in southern California, three in San Diego, one in Oceanside, one in El Cajon, one in Solana Beach and one in La Jolla. A limited service branch office was opened in downtown San Diego in February 2008.

The Company’s primary source of revenue is interest earned on loans it provides to customers. The Company funds its lending activities primarily through providing deposit products and services to customers, but also through advances from the Federal Home Loan Bank, correspondent banks and the Federal Reserve Bank. The Company’s customers are predominately small and medium-sized businesses and professionals in San Diego County.

Financial Overview

The Company reported a net loss of $428,891, or ($0.09) per diluted share, for the first quarter of 2009, compared with net income of $447,216, or $0.09 per diluted share, for the first quarter of 2008.

At March 31, 2009, the Bank’s Total Risk-Based capital ratio was 8.5% and the Bank is considered “adequately capitalized.” Total Risk-Based capital ratio was 8.7% at December 31, 2008. Also see the Capital Resources section below.

During the first quarter of 2009, total assets increased $29.9 million to $450.8 million, and total loans increased $5.4 million to $357.3 million compared to the prior quarter. Deposits grew during the quarter, increasing $29.8 million or approximately 9% over the prior quarter to $363.6 million at March 31, 2009.

Compared to the first quarter of 2008, the decline in operating results is largely attributable to a reduction in net interest income of $721,000 and an increase in the provision for loan losses of $696,000. Net interest margin was 3.68% for the first quarter of 2009, compared with 3.54% for the previous quarter, and 4.60%

for the first quarter a year ago.  The decline in the net interest margin compared to the first quarter of the prior year results from the Company’s asset sensitive balance sheet and the continuing effects of the Federal Reserve rate cuts during 2008. As discussed in the Loan Portfolio and Loan Quality sections below, the increase in the provision for loan losses is associated with the increase in total loans during the quarter, replenishing the reserve for $199,000 in net charge offs during the quarter and the increase in the allowance to total loans from 1.44% to 1.55% compared to the prior quarter.

Other items of significance when comparing March 2009 results to those of March 2008 include the realization of a $229,000 gain upon sale of a Washington Mutual, Inc. corporate bond and the recognition of a $165,000 loss on the sublease of a portion of the Solana Beach branch office. The Bank expects to realize cost savings of approximately $9,000 per month from this sublease.

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

To augment immediate balance sheet liquidity, the Company maintains various credit and borrowing facilities. In general, credit and borrowing facilities may be reduced or withdrawn at any time and may include provisions for pledging of collateral. Following is a summary of the total borrowing capacity available under these facilities and amounts outstanding at March 31, 2009:

Source of Borrowing Facility	Capacity	Outstanding at 3/31/2009
Secured line based on pledged loan collateral at:
Federal Home Loan Bank	$50,000,000	$50,000,000
Federal Reserve Bank	$34,553,667	$0

Subsequent to March 31, 2009, the Bank was approved to submit additional loan collateral to the Federal Reserve Bank which increased available, unused borrowing capacity at the Discount Window by approximately $20 million.

The strategy of the Company’s management regarding its liquidity position is to manage and monitor liquidity proactively to ensure the safety and soundness of the Company’s capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to shareholders. The Company has procedures in place to manage its liquidity on a daily basis and maintains “contingency” sources of liquidity, whereby a certain level of liquidity sources are reserved to be used for unforeseen contingency purposes.

As of March 31, 2009, the Bank had total brokered deposits of $110.8 million, including $37.0 million in Certificate of Deposit Account Registry Service (“CDARs”), a program offered to its customers seeking additional deposit insurance.

As a result of the Bank being considered “adequately capitalized,” the Bank is not able to accept, renew or rollover brokered deposits unless and until such time as it receives a waiver from the FDIC. The Bank has applied for a waiver from the FDIC so that it may continue to accept, renew or rollover CDARs reciprocal brokered deposits; however, this waiver has not been granted yet and there can be no guarantee that it will be granted. If not, the Bank will need to seek other alternatives, which may be more costly for funding purposes, as these deposits mature.

In order to manage liquidity, the Company’s management monitors a number of liquidity ratios, including the level of liquid assets to funding sources (both on and off the balance sheet), the level of dependence on non-core funding sources, the level of loans to funding sources, the level of short-term investments to total assets, contingent sources to total deposits, available liquidity to total funding and the level of unfunded loan commitments.  As of March 31, 2009, management of the Company considers its liquidity sufficient to meet the Company’s liquidity needs.

Despite recording a net loss for the three month ended March 31, 2009, the Company had positive cash flow from operating activities because the net loss generally resulted from non cash charges, including provision for loan losses, loss on sublease, depreciation and other non-cash expenses. The Company’s net cash used by investing activities of $4.5 million consisted mainly of an increase of $8.6 million in loans offset by maturities and sales of investment securities totaling $3.8 million. Net cash provided by financing activities of $29.8 million was due to an increase in total deposits; mainly brokered deposits and noninterest bearing business accounts. The Company expects that its deposit sources and borrowing capacity will continue to provide sufficient resources for its investing activities.

Borrowings

The Company’s total amount of FHLB borrowings of $50.0 million at March 31, 2009 has not fluctuated since December 31, 2008 and its holdings of subordinated debt of $10.2 million have not changed since December 31, 2007.

Federal Home Loan Bank (“FHLB”) borrowings were $50.0 million at March 31, 2009, compared to $40.0 million at March 31, 2008. The following is a schedule of FHLB advances at March 31, 2009, in order of final maturity date:

Date of Advance	Final Maturity Date	Rate	Principal Balance
12/17/2008	6/17/2009	0.480%	$5,000,000
9/13/2007	9/14/2009	4.500%	5,000,000
12/17/2008	12/17/2009	1.060%	5,000,000
5/12/2008	5/12/2010	2.965%	10,000,000
7/8/2008	7/8/2010	3.360%	10,000,000
12/17/2008	12/17/2010	1.760%	5,000,000
12/17/2008	12/17/2011	2.006%	5,000,000
9/13/2007	9/13/2012	4.310%	5,000,000
		Total	$50,000,000

The Company maintains $5.0 million in Floating Rate Junior Subordinated Debentures issued in March, 2005, with a final maturity of June 15, 2020, a right on behalf of the Bank for early redemptions beginning in March, 2010, and an interest rate which floats quarterly based on 3 Month LIBOR plus a spread of 178 basis points. The coupon interest rate on the subordinated debt as of March 31, 2009 was 3.10% (3 month LIBOR plus 1.78%).

In June 2007, the Company issued $5.0 million in floating rate preferred securities (the “Trust Preferred Securities”) through a Delaware trust affiliate, FPBN Trust I (the “Trust”). The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of Common Securities to purchase $5,155,000 in aggregate principal amount of the Company’s unsecured floating rate junior subordinated debt securities due September 1, 2037 issued by the Company (the “Junior Subordinated Debt Securities”). As of March 31, 2009, the coupon interest rate was 2.66% (3 month LIBOR plus 1.40%) and floats quarterly.

Due to the current financial condition of the Bank, the Federal Reserve Bank of San Francisco has requested certain limits on our paying of dividends, making payments on trust preferred securities or any other capital distribution. In this regard, the Company has resolved not to declare or pay any dividends without prior approval of the FRB and the Bank has agreed not to declare or pay any dividends without prior approval of the FRB and the DFI. The Company has deferred payment on the trust preferred securities in accordance with and allowable under the indenture agreement and does not anticipate resuming those payments in the near term. The Company’s inability to receive dividends from the Bank could adversely affect our business, financial condition and results of operations. See also the Liquidity Management, Interest Rate Risk, Financing and Capital Resources section of the Company’s on Form 10-K for the year ended December 31, 2008.

Capital Resources

Shareholders’ equity at March 31, 2009, totaled $22.3 million compared to $22.6 million at December 31, 2008. Tangible book value per share totaled $4.23 at March 31, 2009, compared to $4.26 as of December 31, 2008 and $6.78 at March 31, 2008.

Regulatory capital adequacy requirements, based on risk-adjusted assets, require that the Bank maintain minimum ratios to be categorized as “well capitalized” or “adequately capitalized.” The Company is not subject to similar regulatory capital requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements. The Bank’s actual consolidated capital ratios and the required ratios for a “well capitalized” and “adequately capitalized” bank are as follows:

	Required Ratios		Actual Ratios
	Well	Adequately
	Capitalized	Capitalized	March 31, 2009	December 31, 2008

Tier 1 Leverage Capital (to Average Assets)	5.00%	4.00%	5.47%	5.39%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	4.00%	5.98%	6.17%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	8.51%	8.73%

The Bank has implemented a number of initiatives to improve its operating results and is evaluating alternatives to improve its capital ratios from “adequately capitalized” back to the “well capitalized” level. In October 2008, the Company applied for funding of 3% of risk-weighted assets through the U.S. Treasury Troubled Asset Relief Program (“TARP”) and is currently waiting to hear about the status of the application as of the filing date of this report. The Company is also considering other strategic initiatives to strengthen its capital ratios, including seeking merger partners, adopting a direct stock purchase plan, and reducing the size of the Bank’s assets.

The primary source of our funds from which the Company services its debt and pays its obligations and dividends is through the receipt of dividends from the Bank. Based on the financial condition of the Bank, various statutes and regulations have limited the availability of dividends to the Company from the Bank.  In this regard, the Bank has agreed with the DFI and the FRB to seek their approval before paying dividends to the Company. As a result, if the Bank continues to be unable to pay dividends to the Company, the Company may not be able to service its debt, pay its obligations or pay dividends on its outstanding equity securities. The Bank’s continued inability to pay dividends to the Company has and will continue to adversely affect business operations, financial condition, results of operations and prospects.

Investments

The main objective of the Company’s investment portfolio is to provide adequate liquidity sources to meet fluctuations in loan demand and deposit structure. The investment portfolio is also used to meet pledging requirements of public or other depositors, minimize tax liability, accomplish strategic goals and assist various local public entities with their financing needs. The Company actively manages its investment portfolio and coordinates borrowings with the goal of achieving a positive, stable net interest spread.

The Company’s investment portfolio consisted of $21.5 million in available for sale securities as of March 31, 2009, a decrease of $14.3 million since March 31, 2008 and a decrease of $3.6 million since December 31, 2008. During the first quarter of 2009, $1.2 million of the Company’s corporate bonds were sold and $2.0 million matured.

The tables below set forth the composition of the Company’s portfolio of available for sale securities for the periods ended March 31, 2009 and December 31, 2008:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	Total Percent
Corporate Debt Securities	$2,542,609	$0	$(69,100)	$2,473,509	11.51%
Bank-Qualified Municipals	4,854,552	2,147	(206,551)	4,650,148	21.64%
Government-Sponsored Agency - MBS	5,534,813	131,232	(24,033)	5,642,012	26.26%
Collateralized Mortgage Obilgations	9,084,994	0	(1,320,872)	7,764,122	36.14%
U.S. Agency MBS	954,157	2,064	0	956,221	4.45%
	$22,971,125	$135,443	$(1,620,556)	$21,486,012	100.00%

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	Total Percent
Corporate Debt Securities	$5,736,787	$60,000	$(218,867)	$5,577,920	22.26%
Bank-Qualified Municipals	4,826,452	5	(465,867)	4,360,590	17.41%
Government-Sponsored Agency - MBS	5,729,350	101,902	(15,406)	5,815,846	23.21%
Collateralized Mortgage Obilgations	9,451,374	0	(1,102,430)	8,348,944	33.33%
U.S. Agency MBS	996,363	0	(46,789)	949,574	3.79%
	$26,740,326	$161,907	$(1,849,359)	$25,052,874	100.00%

At March 31, 2009, certain investment securities included in available-for-sale categories had a fair value that was below their amortized cost. The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. This assessment is based on the nature of the securities, the financial condition of the issuer, the extent and duration of the loss and the intent and ability of the Company, as of the reporting date, to hold these securities either to maturity or through the expected recovery period. Unrealized losses at March 31, 2009, are concentrated in ten municipal securities and four private-label collateralized mortgage obligations all of which were purchased during 2008 and have been affected by the dislocation in the securities market; however each of these bonds continues to be rated investment grade by independent rating agencies. As of March 31, 2009, based on the nature of these investments and as management has the ability to hold the debt securities for the foreseeable future, these unrealized losses were not considered other-than-temporary.

Loan Portfolio

Total loans increased by $5.4 million from $351.9 million at December 31, 2008 to $357.3 million at March 31, 2009. Residential and commercial real estate loans, consumer loans and SBA loans increased by $5.7 million, $3.7 million and $1.3 million, respectively. Construction and land loans decreased $2.7 million and commercial loans decreased $2.6 million. Total loans increased 4.4% when compared to $342.2 million at the end of the same quarter of 2008. At March 31, 2009 the portfolio consisted of approximately: 19% commercial loans, 30% construction and land, 42% residential and commercial real estate, 3% SBA type loans and 6% consumer loans. The Company does not engage in traditional long-term mortgage lending, and consequently, has no sub-prime mortgages in its loan portfolio.

Loan Quality and the Allowance for Loan Losses

Trends in Certain Loan Quality Categories

The following information is provided to show relevant trends related to various components of our loan portfolio since December 31, 2008.

Nonperforming Loans — Nonperforming loans decreased from $12.3 million at December 31, 2008, to $4.5 million at March 31, 2009.  This decrease of $7.8 million is primarily the result of the following:

•                  During the first quarter, three loans were paid off, including two construction loans and one land loan, totaling approximately $4.6 million.

•                  During the first quarter, we foreclosed on four properties reducing nonaccrual loans by approximately $3.4 million. These properties included three land loans and one commercial real estate loan.

Special Mention Loans - Loans internally graded and categorized as special mention have increased from $32.9 million at December 31, 2008, to $48.9 million at March 31, 2009; the increase of $16.0 million is primarily the result of the following:

•                  During the first quarter, one construction loan totaling $5.2 million was upgraded from substandard due to resolution of lien issues and virtual completion of the project.

•                  During the first quarter, six special mention loans totaling $10.6 million were downgraded to substandard, including three land and construction loans, one real estate secured term loans and two commercial loans — one guaranteed by the SBA.

•                  During February and March, nine additional loans totaling $20.5 million were internally downgraded to special mention. These loans included five construction loans and four commercial loans — one guaranteed by the SBA.

Substandard Loans - Total loans in this category decreased from $22.7 million at the end of the fourth quarter of 2008 to $19.3 million at March 31, 2009.  The changes in this category were concentrated as follows:

•                  During the first quarter, payoffs and foreclosures in nonperforming loans (see above) totaling $7.8 million also reduced substandard loans.

•                  During the first quarter, one construction loan totaling $5.2 million was upgraded to special mention due to resolution of lien issues and virtual completion of the project.

•                  During the first quarter, six special mention loans totaling $10.6 million were downgraded to substandard, including three land and construction loans, one real estate secured term loans and two commercial loans — one guaranteed by the SBA.

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

Nonperforming assets were $8.7 million, or 1.93% of total assets, at March 31, 2009, compared with $14.9 million, or 3.54% of total assets, at December 31, 2008 and $4.3 million, or 1.01% of total assets at March 31, 2008. The Company’s nonperforming assets as of March 31, 2009 consisted of $4.5 million in nonperforming loans and $4.2 million in other real estate owned. Nonaccrual loans, as well as other potential problem loans, are subject to continuing management attention and are considered in the determination of the allowance for loan losses.  Nonperforming assets at the end of March 2009 include loan balances of approximately $642,855 with an SBA guaranty amount of $483,125. Other nonperforming loans at the end of March 2009 included three construction loans totaling approximately $2.7 million and one land loan for approximately $315,000. Each of these nonperforming loans is independently evaluated in connection with assessing the adequacy of the allowance for loan losses. Below is a summary of nonperforming assets at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
	(in thousands)
Loans 90 Days Past Due and Still Accruing	$799	$—
Loans on Nonaccrual	3,696	12,264
Total Nonperforming Loans	4,495	12,264
Non-Accrual Debt Securities	—	1,260
Other Real Estate Owned	4,220	1,390
Total Nonperforming Assets	$8,714	$14,914

Loans 90 Days Past Due as a Percentage of Total Loans	0.22%	0.00%
Nonaccrual Loans as Percentage of Total Loans	1.03%	3.49%
Nonperforming Loans as a Percent of Total Loans	1.26%	3.49%

Allowance for Loan Losses as a Percent of Nonperforming Loans	123.61%	33.92%
Nonperforming Assets as a Percent of Total Assets	1.93%	3.54%

Other Potential Problem Loans

At March 31, 2009, in addition to loans disclosed above as past due or nonaccrual, management has also identified five potential problem loans totaling approximately $3.6 million. Estimated potential problem loans as of December 31, 2008 totaled approximately $1.0 million. Loans are considered potential problem loans when the borrower’s ability to comply with the present loan payment terms in the future is questionable.  However, the inability of the borrower to comply with repayment terms was not sufficiently probable to place these loans on nonaccrual status at March 31, 2009. Estimated possible losses from these potential problem loans have been provided for in determining the allowance for loan losses at March 31, 2009. See additional loan portfolio information in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

A provision for loan losses of $696,000 was made in the first quarter of 2009 compared to no provision in the same period of the prior year.  Net loan charge-offs were $199,278 during the first quarter of 2009 compared with net charge-offs of $11.1 million for the quarter ended December 31 2008 and $25,000 for the first quarter of 2008. The total allowance for loan losses was $5.6 million, or 1.55% of total loans, at March 31 2009, compared to $5.1 million, or 1.44% of total loans at December 31, 2008, and $4.5 million, or 1.31% of total loans at March 31, 2008.

No assurance can be given that economic conditions, which could adversely affect the Company’s service areas or other circumstances, will not be reflected in increased provisions for loan losses in the future. Management believes that the allowance at March 31, 2009, is adequate to cover potential future losses. However, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans in the portfolio deteriorate. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

The table below summarizes the changes in allowance for loan losses:

	Three Months
	Ended
	March 31,
	2009	2008

Allowance, Beginning of Period	$5,058,837	$4,516,625
Provision for Loan Losses	696,000	—
Recoveries on Loans Charged Off	270,076	—
Loans Charged Off	(469,354)	(25,000)
Allowance, End of Period	$5,555,559	$4,491,625

Deposits

As of March 31, 2009, total deposits have increased $29.8 million to $363.6 million from $333.8 million at December 31, 2008. This net increase in deposits is mostly attributable to a $19.9 million increase in noninterest-bearing demand deposits and a $14.8 million increase in time deposits. These increases were offset by decreases in savings and money market accounts of $3.6 million and interest bearing NOW accounts of $1.3 million. Compared to the first quarter of the prior year, deposits increased $41.0 million, which includes a $58.9 million increase in time deposits and a $12.5 million increase in noninterest-bearing demand deposits offset by $27.0 million decrease in money market deposit accounts.

Total time deposits include funds that are considered brokered deposits, which totaled $110.8 million at March 31, 2009. Approximately, $37.0 million of these brokered deposits were funds associated with customers using the CDARs reciprocal program. See also the Liquidity Management and Cash Flows section above for additional information regarding the Company’s CDARs restrictions. Brokered deposits totaled $84.9 million at December 31, 2008 and $36.0 million at March 31, 2008.

Income Statement Review

Net Interest Income/Net Interest Margin

The principal component of the Company’s revenues is net interest income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other interest-bearing liabilities. The following table sets forth the components of net interest income, average earning assets and net interest margin:

	Three Months
	Ended March 31,
	2009	2008

Interest Income	$5,846,737	$7,218,986
Interest Expense	2,136,570	2,797,109

Net Interest Income	$3,710,167	$4,421,877

Average Earning Assets	$408,362,218	$385,470,079
Net Interest Margin (1)	3.68%	4.60%

(1) Interim periods are presented on an annualized basis.

During the three month period ended March 31, 2009 compared to the same period of the prior year, the Company experienced a 16% decrease in net interest income while average earning assets increased by 6%. For the same periods, net interest margin declined from 4.60% to 3.68%.

The decline in net interest margin from the same periods of the prior year can be attributed to many factors including a decrease in loan yields and the cumulative affects of changes in monetary policy.  Since the Bank is asset sensitive, its yields on assets reprice faster than its cost of funds.  As of March 31, 2009, the target Federal Funds rate was 0.25% compared to 2.25% at March 31, 2008.  This 200 basis point drop in a one year period continues to put pressure on the Company’s net interest margin.

Yield on loans decreased 162 basis points to 6.27% for the three months of 2009, compared to 7.89% for the same period of 2008. However, the cost of interest-bearing deposits decreased only 120 basis points to 2.57% for March 31, 2009 compared to 3.77% at the end of the same period of 2008.

On a sequential quarter basis, net interest margin increased to 3.68%, 14 basis points, from 3.54% at December 31, 2008. Between the two periods, the Company’s yield on loans increased slightly from 6.22% to 6.27% and the cost of interest bearing deposits decreased from 2.89% to 2.57%, partially explaining the margin increase.

Interest rate sensitivity is closely monitored and managed; however, management anticipates continued volatility in the Company’s net interest margin due to changes in earning asset mix, the level of non-earning assets, including nonaccrual loans and OREO, changes in cost of funds, and changes in the level of interest rates, the direction of interest rates as determined by rate policies of the Federal Reserve Board and the possibility of losing the ability to participate in the CDARs program due to the Company’s current designation as an adequately capitalized institution.

Noninterest Income

Noninterest income represents deposit account service charges, fees from the sale or brokering of loans, gains on sales of securities and other types of fee income.

For the quarter ended March 31, 2009, the Company realized $241,023 in noninterest income compared to $231,589 for the quarter ended March 31, 2008, an increase of $9,434. This increase can be partially attributed to a change in systems and procedures to more effectively collect non-sufficient funds and overdraft charges. Additionally, during the quarter ended March 31, 2009, the Bank realized a gain of $228,750 on the sale of 100% of its position in debt obligations of Washington Mutual, Inc.

Noninterest Expense

Noninterest expense represents salaries and benefits costs, occupancy and equipment expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.

Total noninterest expenses were $4,232,531 for the first quarter of 2009, an increase of $346,781, or 9%, compared to the first quarter of the prior year. Below is a summary of significant operating expense variances between these two periods.

Increases in other operating expenses:

•                  $165,000 for a one-time sublease loss;

•                  $154,617 in professional fees associated with loan collection, OREO carrying costs and the loss on sale of two OREO properties;

•                  $99,000 for loan portfolio review services;

•                  $91,275 in FDIC assessment charges;

•                  $35,136 in data processing expenses primarily related to CDARs account opening charges and nonrecurring expenses related to the planned core system conversion;

•                  $35,749 in amortization expense for core deposit intangible.

Decreases in certain other operating expense due to concerted efforts to reduce controllable costs:

•                  $163,141 for salary and benefits expenses primarily related to reduced FTEs and reductions in commissions and incentives;

•                  $50,385 in marketing expenses;

•                  $21,088 in board fees and expenses;

•                  $16,256 for stationery and supplies.

Income Taxes

For the three months ended March 31, 2009, the Company’s income tax benefit was $319,700 compared to income tax expense of $320,500 for the same period of the prior year. The effective tax rates were 42.7% and 41.7% for the three months ended March 31, 2009 and 2008, respectively.

Contractual Obligations

Our significant contractual obligations and significant commitments at December 31, 2008 are included in our Annual Report on Form 10-K for the year ended December 31, 2008. Management believes that the Company’s present facilities are in good physical condition and are adequately covered by insurance. Certain of the leases contain options to extend the term of the lease. The Company is confident that, if necessary, it would be able to secure suitable alternative space on similar terms without having a substantial effect on operations.  The Company has secured a tenant for sublease at its Solana Beach branch office for $4,500 per month beginning May 1, 2009. A portion of the La Jolla branch office is also being evaluated for sublease.

Off Balance Sheet Arrangements

The Company, in its ordinary course of business, has commitments to disburse loan proceeds both under revolving and non-revolving arrangements. As of March 31, 2009, the total of these commitments approximated $91.2 million compared to $112.1 million as of December 31, 2008 and $108.9 million as of March 31, 2008.  Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. For discussion about the Company’s borrowing facilities see Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Cash Flows section above.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Market risk at the Company is primarily derived from the exposure to interest rate risk.  Other types of market risk, such as foreign currency exchange risk, commodity price risk and equity price risk, are not significant in the normal course of the Company’s operations.

Additional information regarding the Company’s market risk may be found in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in the Company’s market risk exposure during the first three months of 2009.

ITEM 4T - Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

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

(b)         Changes in Internal Control Over Financial Reporting

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

Item 1A – Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There are no matters reportable under this item.

Item 3 – Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4 – Submission of Matters to a Vote of Security Holders

There are no matters reportable under this item.

Item 5 – Other Information

(a)                      There are no matters reportable under this item.

(b)                     There are no matters reportable under this item.

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

1st Pacific Bancorp

Date:	May 13, 2009	/s/ Ronald J. Carlson
Ronald J. Carlson
President and Chief Executive Officer

Date:	May 13, 2009	/s/ James H. Burgess
James H. Burgess
Executive Vice President and
Chief Financial Officer