Form 10-Q
period 2009-06-30
1st Pacific Bancorp
filed 2009-08-12
CIK 1380712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

On August 12, 2009, there were 4,980,481 shares of 1st Pacific Bancorp common stock outstanding.

1st Pacific Bancorp

Quarterly Report on Form 10-Q for the period ended June 30, 2009

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

In connection with the safe harbors created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include, but are not limited to, the following:

•                 The factors described in Item 1A-Risk Factors of the Company’s Annual Report on Form 10-K for the 2008 fiscal year filed on March 31, 2009 as amended and filed on April 29, 2009.

•                 Changes and expenses expected to be incurred in connection with the merger with First Business Bank.

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

PART 1 — FINANCIAL INFORMATION

Item 1 - Financial Statements

1st Pacific Bancorp

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008

Cash and Due From Banks	$8,115,782	$6,482,152
Federal Funds Sold	14,145,000	18,010,000
TOTAL CASH AND CASH EQUIVALENTS	22,260,782	24,492,152

Investment Securities Available for Sale	18,070,615	25,052,874

Construction & Land Development	106,195,867	109,592,264
Real Estate - Comm’l & Residential	152,372,318	147,965,134
SBA 7a & 504	10,743,401	8,820,177
Commercial & Consumer	90,180,718	85,521,204
Allowance for Loan Losses	(5,513,826)	(5,058,837)
NET LOANS	353,978,478	346,839,942

Premises and Equipment	3,269,391	3,611,224
Federal Reserve, FHLB and Bankers’ Bank Stock, at Cost	4,032,200	4,611,400
Other Real Estate Owned	3,389,752	1,390,000
Core Deposit Intangible	1,142,345	1,312,544
Accrued Interest and Other Assets	13,746,067	13,599,879

TOTAL ASSETS	$419,889,630	$420,910,015

Noninterest-Bearing Deposits	$87,493,056	$62,534,488
Interest-Bearing Deposits	250,780,183	271,301,605
TOTAL DEPOSITS	338,273,239	333,836,093

Subordinated Debt and Other Borrowings	55,155,000	60,155,000
Accrued Interest and Other Liabilities	4,753,981	4,337,719
TOTAL LIABILITIES	398,182,220	398,328,812

Common Stock	37,232,651	37,232,651
Additional Paid-in Capital	695,028	555,094
Retained Earnings (Deficit)	(15,494,832)	(14,210,945)
Accumulated Other Comprehensive Income (Loss), net of tax	(725,437)	(995,597)
TOTAL SHAREHOLDERS’ EQUITY	21,707,410	22,581,203

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$419,889,630	$420,910,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Income Statements

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and Fees on Loans	$5,501,235	$6,347,085	$10,981,079	$13,057,801
Interest on Investment Securities	324,879	573,834	673,225	937,003
Interest on Federal Funds Sold and Other	18,789	53,614	37,336	198,715
TOTAL INTEREST INCOME	5,844,903	6,974,533	11,691,640	14,193,519
INTEREST EXPENSE
Interest on NOW, Savings & Money Market Accounts	120,822	626,478	299,964	1,347,106
Interest on Time Deposits	1,491,827	1,407,598	3,026,757	3,193,564
Interest on Borrowings	407,634	470,595	830,132	761,110
TOTAL INTEREST EXPENSE	2,020,283	2,504,671	4,156,853	5,301,780
NET INTEREST INCOME	3,824,620	4,469,862	7,534,787	8,891,739

Provision for Loan Losses	120,000	3,550,000	816,000	3,550,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,704,620	919,862	6,718,787	5,341,739

NONINTEREST INCOME
Service Charges, Fees and Other Income	217,605	301,858	458,628	533,447
Gain on Sale of Investment Securities	—	24,995	228,750	24,995
	217,605	326,853	687,378	558,442
NONINTEREST EXPENSE
Salaries and Employee Benefits	2,075,814	2,443,546	4,189,330	4,720,202
Occupancy and Equipment Expense	746,346	760,530	1,507,664	1,507,501
Marketing and Business Promotion	59,076	144,428	107,000	242,737
Data Processing	344,527	286,212	691,982	598,530
Professional Fees	329,695	199,696	727,520	336,974
Regulatory Fees	14,156	11,867	28,156	23,737
FDIC Insurance Assessments	508,396	61,157	660,514	121,999
Office and Administrative Expenses	200,983	224,860	422,391	461,035
Loss on Sublease	—	—	165,000	—
Loss on Sale of Foreclosed Real Estate (OREO)	430,000	—	441,753	—
Other Miscellaneous Expenses	68,227	8,018	68,441	13,349
	4,777,220	4,140,314	9,009,751	8,026,064
INCOME (LOSS) BEFORE TAXES	(854,995)	(2,893,599)	(1,603,586)	(2,125,883)

Income Tax Expense (Benefit)	—	(1,187,600)	(319,700)	(867,100)
NET INCOME (LOSS)	$(854,995)	$(1,705,999)	$(1,283,886)	$(1,258,783)

Per Share Data:
Net Income (Loss) - Basic	$(0.17)	$(0.34)	$(0.26)	$(0.25)
Net Income (Loss) - Diluted	$(0.17)	$(0.34)	$(0.26)	$(0.25)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity

	Shares	Common Stock	Paid In Capital	Retained Earnings (Deficit)	Comprehensive Income (Loss)	Accum Other Comprehensive Income (Loss)

Balance, December 31, 2007	4,944,443	$37,028,186	$350,511	$7,649,040		$(53,790)

Stock-based Compensation			204,583
Exercise of Stock Options, Including Tax Benefits	36,038	204,465

Comprehensive Loss:
Net Loss for the Period				(21,859,985)	$(21,859,985)
Unrecognized Loss in Investment Securities Available for Sale, net					(1,402,480)	(1,402,480)

Reclassification of Net Losses included in Net Loss, net					460,673	460,673
Total Comprehensive Loss					$(22,801,792)

Balance, December 31, 2008	4,980,481	37,232,651	555,094	(14,210,945)		(995,597)

Stock-based Compensation			139,934

Comprehensive Loss:
Net Loss for the Period				(1,283,886)	$(1,283,886)
Unrecognized Gain in Investment Securities Available for Sale, net					401,761	401,761

Reclassification of Net Gains included in Net Loss, net					(131,601)	(131,601)
Total Comprehensive Loss					$(1,013,726)

Balance, June 30, 2009	4,980,481	$37,232,651	$695,028	$(15,494,832)		$(725,437)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months
	Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net Income (Loss)	$(1,283,886)	$(1,258,783)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	416,223	413,281
Provision for Loan Losses	816,000	3,550,000
Stock-based Compensation Expense	139,934	143,800
Decrease (Increase) in Income Tax Receivable	—	(1,402,100)
Decrease (Increase) in Accrued Interest Receivable	(77,511)	129,062
Gain on Sale of Investment Securities	(228,750)	(24,995)
Loss on Foreclosed Real Estate	441,753	—
Loss on Sale of Fixed Assets	—	5,061
Loss on Sublease	165,000	—
Other Items - Net	787,944	(382,290)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,176,707	1,173,036

INVESTING ACTIVITIES
Purchases of Investment Securities	—	(21,537,218)
Maturities and Sales of Investment Securities	7,211,009	9,452,122
Change in Equity Securities	579,200	(2,390,450)
Net Change in Loans	(11,004,288)	(26,947,359)
Proceeds from Sale of Other Real Estate Owned	608,246	—
Purchases of Premises and Equipment	(239,390)	(197,059)

NET CASH USED BY INVESTING ACTIVITIES	(2,845,223)	(41,619,964)

FINANCING ACTIVITIES
Stock Options Exercised	—	26,975
Increase (Decrease) in Borrowings	(5,000,000)	40,000,000
Increase (Decrease) in Deposits	4,437,146	(1,010,087)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(562,854)	39,016,888

DECREASE IN CASH AND CASH EQUIVALENTS	(2,231,370)	(1,430,040)

Cash and Cash Equivalents at Beginning of Period	24,492,152	17,557,189

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,260,782	$16,127,149

Supplemental disclosure of noncash items:
Transfers of loans to other real estate owned	$3,049,751	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Consolidation and Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of 1st Pacific Bancorp (the “Company”) and the consolidated accounts of its wholly-owned subsidiary, 1st Pacific Bank of California (the “Bank”). All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting.

The preparation of these unaudited consolidated financial statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), required management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three month and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2009.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments and accruals necessary to fairly present the financial position of the Company for the interim period ended June 30, 2009. These financial statements do not include all of the disclosures required by GAAP and have been condensed or omitted pursuant to such SEC rules and regulations and, accordingly, should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There were no significant changes in accounting principles since the last report.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, the unaudited financial information for the three month and six month periods ended June 30, 2009; reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Note 2 — Stock-Based Compensation Plans

During the three month periods ended June 30, 2008 and June 30, 2009, the Company recognized pre-tax stock-based compensation expense of $75,100 and $67,433, respectively, pursuant to SFAS 123(R). For the six month period ended, June 30, 2008, the Company recognized pre-tax compensation expense of $143,800 compared to $139,934 for the same period of 2009. The stock-based compensation expense is calculated based upon the original grant date fair value as allowed under SFAS 123(R). The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K for the 2008 fiscal year filed on March 31, 2009 in the respective years of the original grants. There were no grants of performance based options or stock during the first six months of 2009. The following table is a summary of non-performance based stock option activity for the six months ended June 30, 2009:

2009 Activity
Non-Performance Based Options	YTD

Outstanding at Beginning of Period	922,148
Granted	15,500
Exercised	—
Forfeited and Expired	(22,000)

Outstanding at End of Period	915,648

As of June 30, 2009, the Company expects to realize approximately $731,826 of unrecognized compensation expense for non-performance based stock options which will be expensed over the remaining vesting period. Non-performance based options generally vest over five years and have a weighted average remaining vesting period of approximately 2.08 years. Unrecognized compensation expense related to performance based options of $196,384 will be recognized only when the performance and vesting criteria are met. The Company has not recognized any pre-tax compensation expense related to performance based options in 2009 because the performance and vesting criteria are not expected to be met.

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

FASB Statement No. 157, “Fair Value Measurements,” provides a framework for measuring fair value and expands disclosures about fair value measurements. This statement established a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active.” This FSP clarifies the application of FAS No. 157 in a market that is not active. The impact of adoption was not material. In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This issue is effective for reporting periods ending after June 15, 2009. The impact of the adoption was not material.

Issued in April, 2009, FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The Company adopted the FSPs effective for the period ending June 30, 2009 and adoption did not result in a material effect on the consolidated results of operations. Additional disclosures required by the adoption of these standards are in Note 7 — Fair Value of Financial Instruments below.

In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and 124-2 are effective for the company’s interim period ending on June 30, 2009. Management has determined that FSP FAS 115-2 and FAS 124-2 will not have an effect on the Company’s statements of income and condition. See Note 4 — Investment Securities below for additional disclosure information required by this new accounting standard.

FASB Statement No. 165, “Subsequent Events,” was issued on May 28, 2009 and is effective for interim or annual periods ending after June 15, 2009. FASB Statement No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Public companies are required to assess subsequent events through the date of issuance. The statement also requires disclosure of the date through which an entity has evaluated subsequent events. The financial statements of the entity should reflect the effects of all subsequent events that are considered “recognized.” Recognized subsequent events are those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. “Nonrecognized” subsequent events, which the entity is not required to recognize in the financial statements, are those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet and before the financial statements are issued (widely distributed to shareholders and other financial statement users for general use) or are available to be issued (when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained). If a nonrecognized subsequent event is of such a nature that, if not disclosed, will cause the financial statements to be misleading, management should disclose the nature of the event and an estimate of is financial effect, or a statement that such an estimate cannot be made.  See Note 8 — Subsequent Events below for additional disclosure information required by this new accounting standard.

Note 4 — Investment Securities

As reported in Note 3- Recent Accounting Changes above, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments”. FSP FAS 115-2 and 124-2 requires companies to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, FSP FAS 115-2 and 124-2 requires companies to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis. Finally, FSP FAS 115-2 and 124-2 requires companies to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption. FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the statement for the period ended June 30, 2009.  Since the Company did not have any other-than-temporary impairment as of March 31, 2009, no cumulative effect adjustments were required at adoption.

At June 30, 2009, certain investment securities included in available-for-sale categories had a fair value that was below their amortized cost. The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. This assessment is based on the nature of the securities, the financial condition of the issuer and the extent and duration of the loss. Also, as required by FSP FAS 115-2 and 124-2, the Company assesses whether it intends to sell a security or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current period credit losses. As of June 30, 2009, based on the nature of these investments and as the Company does not have the intent to sell the securities that are temporarily impaired and it is more like than not that the Company will not have to sell those securities before recovery of the cost basis, these unrealized losses were not considered other-than-temporary. Also see Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Investment section below.

The tables below set forth the composition of the Company’s portfolio of available for sale securities for the periods ended June 30, 2009 and December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	Total Percent
June 30, 2009
Bank-Qualified Municipals	$4,882,951	$—	$(266,142)	$4,616,809	25.55%
Government-Sponsored Agency - MBS	5,101,552	146,331	(937)	5,246,946	29.04%
Collateralized Mortgage Obilgations	8,399,241	—	(1,110,470)	7,288,771	40.33%
U.S. Agency MBS	916,425	1,664	—	918,089	5.08%
	$19,300,169	$147,995	$(1,377,549)	$18,070,615	100.00%

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	Total Percent
December 31, 2008
Corporate Debt Securities	$5,736,787	$60,000	$(218,867)	$5,577,920	22.26%
Bank-Qualified Municipals	4,826,452	5	(465,867)	4,360,590	17.41%
Government-Sponsored Agency - MBS	5,729,350	101,902	(15,406)	5,815,846	23.21%
Collateralized Mortgage Obilgations	9,451,374	—	(1,102,430)	8,348,944	33.33%
U.S. Agency MBS	996,363	—	(46,789)	949,574	3.79%
	$26,740,326	$161,907	$(1,849,359)	$25,052,874	100.00%

Investment Securities in a temporary unrealized loss position as of June 30, 2009 and December 31, 2008 are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

	Less than 12 months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2009
Bank-Qualified Municipals	$2,702,055	$108,742	$1,914,754	$157,400	$4,616,809	$266,142
Government-Sponsored Agency - MBS	318,698	937	—	—	318,698	937
Collateralized Mortgage Obligations	1,778,137	577,113	5,510,635	533,357	7,288,772	1,110,470

	$4,798,890	$686,792	$7,425,389	$690,757	$12,224,279	$1,377,549

December 31, 2008
Corporate Debt Securities	$4,317,920	$218,867	$—	$—	$4,317,920	$218,867
Bank-Qualified Municipals	3,820,584	465,867			3,820,584	465,867
Government-Sponsored Agency - MBS	1,739,291	15,405	—	—	1,739,291	15,405
Collateralized Mortgage Obligations	8,348,943	1,102,430			8,348,943	1,102,430
U.S. Agency - MBS	949,573	46,790	—	—	949,573	46,790

	$19,176,311	$1,849,359	$—	$—	$19,176,311	$1,849,359

Unrealized losses at June 30, 2009, are concentrated in ten municipal securities and four private-label collateralized mortgage obligations all of which were purchased during 2008 and have been affected by the dislocation in the securities market; however each of these bonds continues to be rated investment grade by independent rating agencies.

The scheduled maturities of securities available for sale at June 30, 2009 are shown below. Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due within One Year	$—	$—
After One Year through Five Years	—	—
After Five Years through Ten Years	—	—
After Ten Years	5,799,376	5,534,898
Mortgaged-Backed Securities	5,101,552	5,246,946
Collateralized Mortgage Obligations	8,399,241	7,288,771

	$19,300,169	$18,070,615

Note 5 — Earnings (Loss) Per Share and Dividends

The earnings (loss) per common share of the Company is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which share in the Company’s earnings (loss). Common stock equivalents for 2009 and 2008 have been excluded from the calculation of diluted earnings (loss) per share since their effect was anti-dilutive.

To date, the Company has not paid any cash dividends. Payment of stock or cash dividends in the future will depend upon the Company’s earnings and financial condition and other factors deemed relevant by the Company’s Board of Directors, as well as the Company’s legal ability to pay dividends.

Note 6 — Fair Values Measurement

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

The valuation methodologies used for assets and liabilities recorded at fair value are described below:

Securities The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

Other Real Estate Owned The fair value of foreclosed real estate is generally based on estimated market prices from independently prepared appraisals and adjusted for current market conditions, as necessary, on a nonrecurring basis. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, management assumptions are used to adjust fair value, if necessary (Level 3).

Collateral-Dependent Impaired Loans The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs, through charge-offs or specific reserve allowances, that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Fair value estimates for collateral-dependent impaired loans are obtained from real estate brokers or other third-party consultants (Level 3).

The tables below present the balances of assets and liabilities measured at fair value (in thousands):

	June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale	$18,071	$—	$18,071	$—
	$18,071	$—	$18,071	$—

Assets measured at fair value on a non-recurring basis
Foreclosed Assets (OREO) (1)	$3,390	$—	$—	$3,390
Non-Accrual/Impaired Loans (2)	5,995	—	—	5,995
	$9,385	$—	$—	$9,385

(1)	Represents Other Real Estate Owned net of cost to sell of $378,684 (excludes OREO assets with a fair value greater than cost).

(2)	Represents current loan balance less related charge-offs previously recognized and any specific reserves.

Note 7 — Fair Value of Financial Instruments

Issued in April, 2009, FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The Company’s estimated fair value amounts below have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Financial Assets The carrying amounts of cash, short-term investments, and due from customers on acceptances and bank acceptances outstanding are considered to approximate fair value. Short-term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with banks.  The fair values of investment securities, including available for sale, are based on quoted market prices of similar securities, if available, or other model-based valuation techniques, also known as matrix pricing (See Note 6 - Fair Value Measurement above). The fair value of loans is estimated using a combination of techniques, including discounting estimated future cash flows.

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

	June 30, 2009
	Carrying	Fair
	Value	Value
Financial Assets:
Cash and Due from Banks	$8,116	$8,123
Federal Funds Sold	14,145	14,145
Investment Securities	18,071	18,071
Loans	353,978	351,796
Federal Reserve, FHLB and Bankers’ Bank Stock, at Cost	4,032	4,032
Accrued Interest Receivable	1,493	1,493

Financial Liabilities:
Deposits	338,273	339,084
Borrowings and Notes Payable	55,155	55,075
Accrued Interest and Other Liabilities	4,754	4,754

Note 8 — Subsequent Events

The Company has evaluated subsequent events through August 12, 2009, which is the date the financial statements were available to be issued.

On July 16, 2009, the Company and its wholly-owned subsidiary, the Bank, entered into an Agreement and Plan of Merger (the “Agreement”) with FB Bancorp and First Business Bank, National Association (“First Business Bank”), pursuant to which, through a series of mergers, each outstanding share of the Company’s common stock will be converted into the right to receive (i) $1.40 in cash, and (ii) a percentage of the potential recoveries of certain charged-off loans and a lawsuit (which total amount will not exceed $4,000,000), and First Business Bank’s shareholders will become the shareholders of the Company. The Agreement also contemplates the merger of First Business Bank with and into the Bank, with the Bank as the surviving bank. Details regarding the Agreement were included in the Company’s Current Report on Form 8-K which was filed with SEC on July 17, 2009. All of the Company’s required SEC Filings are posted on its web site at www.1stpacbank.com.

As a result of the transactions contemplated by the Agreement, the six directors of First Business Bank will become the directors of the new Company and the new Bank, with two members of the Company’s existing Board of Directors expected to join the new Board of Directors, expanding the total number of directors to eight. Consummation of the transactions contemplated by the Agreement is subject to several conditions, including receipt of applicable regulatory approvals and approval by the shareholders of the Company, FB Bancorp and First Business Bank.

In connection with the Agreement, the Company and the Bank entered into a Shareholder Agreement dated July 16, 2009, with Ernest Auerbach, the principal shareholder of First Business Bank and FB Bancorp, pursuant to which, among other things, Mr. Auerbach will vote his shares in favor of the transactions contemplated by the Agreement. The Company and the Bank also entered into a Directors Agreement dated July 16, 2009, with each of First Business Bank’s director-shareholders, and First Business Bank entered into a Voting Agreement dated July 16, 2009, with each of the Company’s director-shareholders, pursuant to which, among other things, each such director-shareholder will (i) vote his or her shares in favor of the transactions contemplated by the Agreement, and (ii) recommend that their respective company’s shareholders approve the Agreement and the transactions contemplated thereby.

Also in connection with the Agreement, the Company and the Bank entered into a Termination of Employment Agreement dated July 16, 2009, with each of Richard H. Revier and James H. Burgess, the Chief Credit Officer and Chief Financial Officer of the Company, respectively. The Termination of Employment Agreements will become effective at the effective time of the merger whereby the shareholders of FB Bancorp become the shareholders of the Company, one of the mergers contemplated in the Agreement. Pursuant to the applicable Termination of Employment Agreement, among other things, (i) the employment and employment agreement of each such employee will terminate, (ii) the employee will become entitled to his “Change of Control Severance Benefits,” as defined in his employment agreement and subject to certain conditions in his respective employment agreement and Termination of Employment Agreement, and (iii) the employee will release all related claims against the Company and the Bank. Mr. Revier’s employment agreement is included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2007, and incorporated herein by reference. Mr. Burgess’ employment agreement is included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2009.

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

On July 16, 2009, 1st Pacific Bancorp and its wholly-owned subsidiary, 1st Pacific Bank of California, entered into an Agreement and Plan of Merger (the “Agreement”) with FB Bancorp and First Business Bank, National Association (“First Business Bank”). See also Note 8 — Subsequent Events above.

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

Nature of Operations

The Company is organized as a single operating unit and, through the Bank, operates seven full-service offices in southern California, three in San Diego, one in Oceanside, one in El Cajon, one in Solana Beach and one in La Jolla. A limited service branch office was opened in downtown San Diego in February 2008.

The Company’s primary source of revenue is dividends from the Bank. The Bank’s primary source of revenue is interest earned on loans it provides to customers. The Bank funds its lending activities primarily through providing deposit products and services to customers, but also through advances from the Federal Home Loan Bank (“FHLB”), correspondent banks and the Federal Reserve Bank of San Francisco (“FRB”). The Bank’s customers are predominately small and medium-sized businesses and professionals in San Diego County.

Financial Overview

For the quarter ended June 30, 2009, the Company recorded a loss before taxes of $854,995 compared to a loss before taxes of $2,893,599 for the quarter ended June 30, 2008. For the six months ended June 30, 2009, the Company recorded a loss before taxes of $1,603,586 compared to a loss before taxes of $2,125,883 for the six months ended June 30, 2008.

After tax, the Company realized net losses for both the three month and six month periods ended June 30, 2009 totaling $854,995 and $1,283,886, respectively, compared to net losses of $1,705,999 and $1,258,783, in the same periods of 2008. No income tax provision (benefit) was recognized in the quarter ended June 30, 2009, as a result of increasing the valuation allowance for deferred tax assets.

Compared to the three and six month periods ended June 2008, the Company’s 2009 results include a substantial reduction in provision for loan losses. The provision for loan losses for the six months ended June 30, 2009 was $816,000 compared to $3.6 million for the first six months of 2008. Net interest margin was 3.67% for the six months ended June 30, 2009, compared with 4.45% for the same period of the previous year, but is up from 3.54% for the fourth quarter of 2008. The Company has an asset sensitive balance sheet and continues to be effected by significant rate cuts of the Federal Reserve during 2008. Net interest income for the six months ended June 30, 2009 was $7.5 million compared to $8.9 million for the same period of the previous year.

When comparing the operating results for the six months ended June 2009 to those of the same period ended June 2008, other items of note include the realization of a $229,000 gain upon sale of a Washington Mutual, Inc. corporate bond, the recognition of a $165,000 loss on the sublease of a portion of the Solana Beach branch office, costs related to other real estate owned (“OREO”) of $129,000, a loss on sale of OREO properties of $430,000 and nonrecurring professional fees related to evaluating strategic alternatives of approximately $160,000. In addition, an FDIC special assessment of $208,000, along with other FDIC insurance increases totaled approximately $539,000 and had a significant effect to the profitability of the Company during the first six months of 2009.

Total assets at June 30, 2009, were $419.9 million compared to $450.8 million at March 31, 2009, $420.9 million at December 31, 2008 and $452.2 million at June 30, 2008. Between first quarter and second quarter, assets declined by $30.9 million which is below the level they were at December 31, 2008; deposits decreased by $25.4 million, including $10.3 million in Certificate of Deposit Account Registry Service (“CDARs”) deposits and the company retired FHLB borrowings of $5.0 million during the second quarter.

Total loans increased $7.6 million to $359.5 million by June 30, 2009, compared to $351.9 million at December 31, 2008. Deposits grew during the first six months of 2009, increasing approximately $4.5 million to $338.3 million by June 30, 2009 compared to $333.8 million at December 31, 2008.

At June 30, 2009, the Bank’s Total Risk-Based capital ratio was 8.5% and the Bank is considered “adequately capitalized.” Total Risk-Based capital ratio was 8.7% at December 31, 2008. Also see the “Capital Resources” section below.

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

To augment immediate balance sheet liquidity, the Company maintains various credit and borrowing facilities. In general, credit and borrowing facilities may be reduced or withdrawn at any time and may include provisions for pledging of collateral. Following is a summary of the total borrowing capacity available under these facilities and amounts outstanding at June 30, 2009:

Source of Borrowing Facility	Capacity	Outstanding at 6/30/2009
Secured line based on pledged loan collateral at:
Federal Home Loan Bank	$49,922,872	$45,000,000
Federal Reserve Bank	$43,648,756	$0

In the second quarter, the FRB and FHLB requested physical delivery of loan collateral to secure the Company’s borrowing lines. Additionally, the FRB limited the Company’s borrowing to terms under the Secondary Credit Program. The rate on Secondary Credit is 50 basis points higher and maturities are generally limited to overnight. The Bank has fulfilled and expects to continue to fulfill all collateral requirements of the FRB and FHLB.

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

As of June 30, 2009, the Bank had total brokered deposits of $81.9 million, including $26.7 million in CDARs, a program offered to its customers seeking additional deposit insurance.

As a result of the Bank being considered “adequately capitalized,” the Bank is not able to accept, renew or rollover brokered deposits unless and until such time as it receives a waiver from the FDIC. As the brokered deposits mature, the Bank anticipates funding these maturities primarily from loan payoffs as it shrinks its loan portfolio. If the Bank is unable to reduce its loan portfolio to fund maturing brokered deposits, it will need to seek other alternatives, which may be more costly for funding purposes, as these brokered deposits mature. These other sources may include local deposit campaigns or institutional time deposits.

In order to manage liquidity, the Company’s management monitors a number of liquidity ratios, including the level of liquid assets to funding sources (both on and off the balance sheet), the level of dependence on non-core funding sources, the level of loans to funding sources, the level of short-term investments to total assets, contingent sources to total deposits, available liquidity to total funding and the level of unfunded loan commitments.  As of June 30, 2009, management of the Company considers its liquidity sufficient to meet the Company’s liquidity needs.

Despite recording a net loss for the six months ended June 30, 2009, the Company had positive cash flow from operating activities because the net loss generally resulted from non cash charges, including provision for loan losses, loss on sublease, depreciation and other non-cash expenses. The Company’s net cash used by investing activities of $2.8 million consisted mainly of an increase of $11.0 million in loans offset by maturities and sales of investment securities totaling $7.2 million and a $579,000 change in equity securities. Net cash used by financing activities of $563,000 was due to a $5.0 million decrease in FHLB borrowings offset by an increase in deposits of $4.5 million.

Borrowings

The Company’s total amount of FHLB borrowings decreased $5.0 million to $45.0 million during the second quarter of 2009 compared to $50.0 million at both March 31, 2009 and December 31, 2008. A holding of subordinated debt of $10.2 million has not changed since December 31, 2007. FHLB borrowings were $45.0 million at June 30, 2009, compared to $50.0 million at June 30, 2008. The following is a schedule of FHLB advances at June 30, 2009, in order of final maturity date:

Date of Advance	Final Maturity Date	Rate	Principal Balance
September 13, 2007	September 14, 2009	4.500%	$5,000,000
December 17, 2008	December 17, 2009	1.060%	5,000,000
May 12, 2008	May 12, 2010	2.965%	10,000,000
July 8, 2008	July 8, 2010	3.360%	10,000,000
December 17, 2008	December 17, 2010	1.760%	5,000,000
December 17, 2008	December 17, 2011	2.006%	5,000,000
September 13, 2007	September 13, 2012	4.310%	5,000,000
		Total	$45,000,000

The Company maintains $5.0 million in Floating Rate Junior Subordinated Debentures issued in March, 2005, with a final maturity of June 15, 2020, a right on behalf of the Bank for early redemptions beginning in March, 2010, and an interest rate which floats quarterly based on 3 Month LIBOR plus a spread of 178 basis points. The coupon interest rate on the subordinated debt as of June 30, 2009 was 2.41% (3 month LIBOR plus 1.78%).

In June 2007, the Company issued $5.0 million in floating rate preferred securities (the “Trust Preferred Securities”) through a Delaware trust affiliate, FPBN Trust I (the “Trust”). The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of common securities to purchase $5,155,000 in aggregate principal amount of the Company’s unsecured floating rate junior subordinated debt securities due September 1, 2037 issued by the Company (the “Junior Subordinated Debt Securities”). As of June 30, 2009, the coupon interest rate was 2.07% (3 month LIBOR plus 1.40%) and floats quarterly.

Due to the current financial condition of the Bank, the Federal Reserve Bank of San Francisco has requested certain limits on our paying of dividends, making payments on trust preferred securities or any other capital distributions. In this regard, the Company has resolved not to declare or pay any dividends without prior approval of the FRB and the Bank has agreed not to declare or pay any dividends without prior approval of the FRB and the DFI. The Company has deferred payment on the trust preferred securities in accordance with and allowable under the indenture agreement and does not anticipate resuming those payments in the near term. The Company’s inability to receive dividends from the Bank could adversely affect our business, financial condition and results of operations. See also the Liquidity Management, Interest Rate Risk, Financing and Capital Resources section of the Company’s on Form 10-K for the year ended December 31, 2008.

Capital Resources

Shareholders’ equity at June 30, 2009, totaled $21.7 million compared to $22.6 million at December 31, 2008. Tangible book value per share totaled $4.12 at June 30, 2009, compared to $4.26 as of December 31, 2008 and $6.44 at June 30, 2008.

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

	Required Ratios		Actual Ratios
	Well	Adequately
	Capitalized	Capitalized	June 30, 2009	December 31, 2008

Tier 1 Leverage Capital (to Average Assets)	5.00%	4.00%	5.25%	5.39%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	4.00%	5.93%	6.17%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	8.49%	8.73%

The Bank has implemented a number of initiatives to improve its operating results and increase its capital ratios from “adequately capitalized” back to the “well capitalized” level. These initiatives include strategies to reduce the total assets of the Bank. Furthermore, as previously noted, the Bank entered an Agreement with FB Bancorp and First Business Bank which is intended to improve capital levels for the combined entity, see Note 8 — Subsequent Events above.

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

The Company’s investment portfolio consisted of $18.1 million in available for sale securities as of June 30, 2009, a decrease of $17.8 million since June 30, 2008 and a decrease of $7.0 million since December 31, 2008. During the first quarter of 2009, $1.2 million of the Company’s corporate bonds were sold and $2.0 million matured. An additional $1.5 million in corporate bonds were sold and $1.0 million matured during the second quarter of 2009. See also Note 4 — Investment Securities above.

Loan Portfolio

Total loans increased by $7.6 million from $351.9 million at December 31, 2008 to $359.5 million at June 30, 2009. Residential and commercial real estate loans, commercial loans, consumer loans and SBA loans increased by approximately $4.4 million, $2.7 million, $2.0 million and $1.9 million, respectively. Construction and land loans decreased $3.4 million. Total loans decreased 4.5% when compared to $376.5 million at the end of the same quarter of 2008. At June 30, 2009 the portfolio consisted of approximately: 42% residential and commercial real estate, 30% construction and land, 20% commercial loans, 5% consumer loans and 3% SBA type loans. The Bank does not engage in traditional long-term mortgage lending, and consequently, has no sub-prime mortgages in its loan portfolio.

Loan Quality and the Allowance for Loan Losses

Trends in Certain Loan Quality Categories

The following information is provided to show relevant trends related to various components of our loan portfolio since December 31, 2008.

Nonperforming Loans — Nonperforming loans decreased from $12.3 million at December 31, 2008, to $4.5 million at March 31, 2009 and then increased to $9.4 million at June 30, 2009.  The year to date net decrease of $2.9 million is primarily the result of the following:

•                  During the first quarter, three loans were paid off, including two construction loans and one land loan, totaling approximately $4.6 million.

•                  During the first quarter, we foreclosed on four properties reducing nonaccrual loans by approximately $3.4 million.  These properties included three land loans and one commercial real estate loan.

•                  During the second quarter, a total of $738,400 in reductions in nonaccrual loans occurred including a $314,000 land loan payoff, a $350,000 construction loan pay down and two commercial loan charge offs totaling $74,400.

•                  During the second quarter, a total of $3.8 million in increases in nonaccrual loans occurred. Five loans were added to nonaccrual status including two land loans totaling $3.4 million, two commercial loans totaling $193,300 and one commercial real estate term loan for $210,000.

•                  Between March 31, 2009 and June 30, 2009 loans 90 days past due but still accruing, which are considered nonperforming loans, increased $1.9 million. At March 31, 2009 there were two loans; a commercial loan for $49,000 which has paid current in June and a commercial line of credit for $750,000 which received a pay down of $350,000 in May and the remaining $400,000 is performing as of June 30, 2009. At June 30, 2009, there are two commercial loans greater than 90 days past due but still accruing for the same borrower totaling $2.7 million.

Special Mention Loans - Loans internally graded and categorized as special mention increased from $32.9 million at December 31, 2008, to $48.9 million at March 31, 2009 and then decreased to $39.0 at June 30, 2009. The year to date net increase of $6.1 million is primarily the result of the following:

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

•                  During the second quarter, a total of $15.0 million in reductions of special mention loans occurred including $3.7 million in payoffs or pay downs (three commercial loans and one construction loans), $9.3 million in downgrades to substandard (two construction loans and one commercial loan) and $2.0 million in internal upgrades for one commercial loan and one construction loan.

•                  During the second quarter, $4.4 million in increases to special mention loans occurred from internal upgrades for four commercial loans and two construction loans.

Substandard Loans - Total loans in this category decreased from $22.7 million at the end of the fourth quarter of 2008 to $19.3 million at March 31, 2009 and then increased to $25.5 million at June 30, 2009.  The year to date net increase of $2.7 million in this category was concentrated as follows:

•                  Approximately $7.8 million and $457,400 of the payoffs, charge offs and foreclosures in nonperforming loans outlined above reduced substandard loans for the first and second quarters, respectively.

•                  During the first quarter, one construction loan totaling $5.2 million was upgraded to special mention due to resolution of lien issues and virtual completion of the project.

•                  During the first quarter, six special mention loans totaling $10.6 million were downgraded to substandard, including three land and construction loans, one real estate secured term loan and two commercial loans — one guaranteed by the SBA.

•                  During the second quarter, a total of $3.5 million in reductions of substandard loans occurred, including $412,000 for three commercial loans that were charged off, $2.7 million in loans upgraded (two commercial and one real estate) and $315,000 for a land loan pay off.

•                  During the second quarter, a total of $9.7 million in increases in substandard loans occurred including $9.3 million for loans that were downgraded from special mention status (two construction loans and one commercial loan) and $434,000 for four commercial loans that were downgraded.

Nonperforming assets

The Company’s nonperforming assets consist of loans which have (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, or (iii) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on nonaccrual status. Generally, loans are placed in nonaccrual status when they are past due 90 days or more and management has determined that they may not be fully collectible as to principal and interest. Nonperforming loans may be internally graded and categorized as either special mention or substandard.

Nonperforming assets were $12.7 million, or 3.03% of total assets, at June 30, 2009, compared with $14.9 million, or 3.54% of total assets, at December 31, 2008 and $11.6 million, or 2.57% of total assets at June 30, 2008. The Company’s nonperforming assets as of June 30, 2009 consisted of $9.4 million in nonperforming loans and $3.4 million in other real estate owned. Nonaccrual loans, as well as other potential problem loans, are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

Nonperforming assets at the end of June 2009 include loan balances of approximately $628,332 with an SBA guaranty amount of $483,125. Other nonperforming loans at the end of June 2009 included three construction loans, two land loans and two single family residence loans totaling approximately $2.4 million, $3.3 million and $287,000, respectively. The Company also had two commercial loans totaling $2.7 million that were considered nonperforming because they were past due more than 90 days at June 30, 2009. Subsequent to June 30, 2009, these two past due loans were paid current and renewed. All nonperforming loans are independently evaluated in connection with assessing the adequacy of the allowance for loan losses. Below is a summary of nonperforming assets at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
	(in thousands)
Loans 90 Days Past Due and Still Accruing	$2,722	$—
Loans on Nonaccrual	6,630	12,264
Total Nonperforming Loans	9,352	12,264
Non-Accrual Debt Securities	—	1,260
Other Real Estate Owned	3,390	1,390
Total Nonperforming Assets	$12,742	$14,914

Loans 90 Days Past Due as a Percentage of Total Loans	0.76%	0.00%
Nonaccrual Loans as Percentage of Total Loans	1.84%	3.49%
Nonperforming Loans as a Percent of Total Loans	2.60%	3.49%

Allowance for Loan Losses as a Percent of Nonperforming Loans	58.96%	33.92%
Nonperforming Assets as a Percent of Total Assets	3.03%	3.54%

Other Potential Problem Loans

At June 30, 2009, in addition to loans disclosed above as nonperforming, management identified two potential problem loans totaling approximately $1.9 million. Estimated potential problem loans as of March 31, 2009 and December 31, 2008 totaled approximately $3.6 million and $1.0 million, respectively. Loans are considered potential problem loans when the borrower’s ability to comply with the present loan payment terms in the future is questionable. The inability of the borrower to comply with repayment terms was not sufficiently probable to place these loans on nonaccrual status at June 30, 2009. Although these loans are currently continuing to accrue interest, no assurance can be given that they will continue to do so. Estimated possible losses from these potential problem loans have been provided for in determining the allowance for loan losses at June 30, 2009. See additional loan portfolio information in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

A provision for loan losses of $120,000 was made in the second quarter of 2009 compared to $3.6 million in provision for the same period of the prior year.  Net loan charge-offs were $161,734 during the second quarter of 2009 compared with net charge-offs of $199,278 and $11.1 million for the first quarter of 2009 and the fourth quarter of 2008, respectively. The total allowance for loan losses was $5.5 million, or 1.53% of total loans, at June 30, 2009, compared to $5.1 million, or 1.44% of total loans at December 31, 2008, and $7.8 million, or 2.08% of total loans at June 30, 2008.

No assurance can be given that economic conditions, which could adversely affect the Company’s service areas or other circumstances, will not be reflected in increased provisions for loan losses in the future. Management believes that the allowance at June 30, 2009, is adequate to cover potential future losses. A relatively small growth in loans, small amount of net charge-offs and minimal changes in classified loans during the first six months of 2009 has allowed less provision expense than required in previous quarters. However, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans in the portfolio deteriorate. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations. The table below summarizes the changes in allowance for loan losses for the periods presented:

	Three Months		Six Months
	Ended		Ended
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Allowance, Beginning of Period	$5,593,104	$4,491,626	$5,058,837	$4,516,626
Provision for Loan Losses	120,000	3,550,000	816,000	3,550,000
Recoveries on Loans Charged Off	270,076	—	520,076	—
Loans Charged Off	(469,354)	(223,155)	(881,088)	(248,155)
Allowance, End of Period	$5,513,826	$7,818,471	$5,513,826	$7,818,471

Deposits

As of June 30, 2009, total deposits have increased approximately $4.5 million to $338.3 million from $333.8 million at December 31, 2008. This net increase in deposits is mostly attributable to a $25.0 million increase in noninterest-bearing demand deposits and a $3.0 million increase in time deposits offset by decreases in money market deposits and interest bearing NOW accounts of $20.1 million and $3.3 million, respectively. The decrease in money market deposits includes a $6.0 million brokered account that was closed when the Bank became adequately capitalized.

Total time deposits include funds that are considered brokered deposits, which totaled $81.9 million at June 30, 2009 and included approximately $26.7 million in funds associated with customers using the CDARs reciprocal program. See also the Liquidity Management and Cash Flows section above for additional information regarding the Company’s CDARs restrictions. Brokered deposits totaled $84.9 million at December 31, 2008.

Income Statement Review

Net Interest Income/Net Interest Margin

The principal component of the Company’s revenues is net interest income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other interest-bearing liabilities. The following table sets forth the components of net interest income, average earning assets and net interest margin:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest Income	$5,844,903	$6,974,533	$11,691,640	$14,193,519
Interest Expense	2,020,283	2,504,671	4,156,853	5,301,780

Net Interest Income	$3,824,620	$4,469,862	$7,534,787	$8,891,739

Average Earning Assets	$419,479,855	$415,197,030	$413,951,749	$400,333,555
Net Interest Margin (1)	3.66%	4.32%	3.67%	4.45%

(1) Interim periods are presented on an annualized basis.

The Company experienced decreases in net interest income of approximately 14% and 15%, respectively, for the three month and six month periods ended June 30, 2009, compared to the same periods of the previous year. Average earning assets increased approximately 1% and 3% between the three and six month periods ended June 30, 2009, respectively, compared to the same periods of 2008.

The net interest margin was 4.32% for second quarter of 2008, compared to 3.66% for the second quarter of 2009. Similarly, the net interest margin for the six month period ended June 30, 2009 was 3.67% compared to 4.45% for the same period of the prior year. The cost of interest-bearing deposits decreased 92 basis points to 2.51% compared to 3.43% in 2008. However, yield on loans declined more rapidly, decreasing 122 basis points to 6.20% for the six months of 2009, compared to 7.42% for the same period of 2008.

The decline in net interest margin from the same periods of the prior year can be attributed to many factors including a decrease in loan yields and the cumulative effects of changes in monetary policy. Since the Bank is asset sensitive, its yields on assets reprice faster than its cost of funds which causes improvements in the net interest margin to materialize more slowly. As of June 30, 2009, the target Federal Funds rate was 0.25% compared to 2.00% at June 30, 2008.  This 175 basis point drop during a one year period continues to put pressure on the Company’s net interest margin.

On a sequential quarter basis, net interest margin decreased slightly from 3.68% at March 31, 2009 to 3.66% at June 30, 2009. Between the two periods, the Company’s yield on loans decreased from 6.27% to 6.13%, or 14 basis points, and the cost of interest bearing deposits decreased from 2.57% to 2.45%, or 12 basis points, partially explaining the slight margin decrease.

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

For the quarter ended June 30, 2009, the Company realized $217,605 in noninterest income compared to $326,853 for the quarter ended June 30, 2008, a decrease of $109,248. This decrease can mostly be attributed to a gain on sale of securities of $24,995, a gain on sale of loans of $47,987 and brokered fee income of $12,963 all of which were realized during the second quarter of 2008. In addition, service and transaction charges on deposits decreased between these same periods due to the reduction in total deposits.

For the six months ended June 30, 2009, the Company realized $687,378 in noninterest income compared to $558,442 for the six months ended June 30, 2008, an increase of $128,936. The Company realized an increase in gain on sale of securities of $203,755 partially due to gain on the sale of a debt obligation in Washington Mutual, Inc. for $228,750 realized during the first quarter of 2009. This increase in noninterest income was offset by decreases in gain on sale of loans of $47,987, brokered fee income of $12,963 and decreases in service and transaction charges of $16,676 as the Bank’s deposits declined.

Noninterest Expense

Noninterest expense represents salaries and benefits costs, occupancy and equipment expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.

Three month analysis

Total noninterest expenses were $4,777,220 for the second quarter of 2009, an increase of $636,906, or 15%, compared to the second quarter of the prior year. Below is a summary of significant operating expense variances between these two periods.

Increases in other operating expenses:

•                  $447,240 in FDIC insurance assessment charges related to a general increase in the level of FDIC assessments and includes a $208,000 special assessment;

•                  $430,000 in loss on sale of two OREO properties;

•                  $129,999 in professional fees associated with loan collection and OREO carrying costs;

•                  $58,316 in data processing expenses primarily related to an increase in activity based processing charges;

•                  $37,585 in provision for unused commitments;

•                  $35,748 in amortization expense for core deposit intangible;

•                  $23,632 in net losses on sale of loans, securities and fixed assets.

Decreases in certain other operating expense due to concerted efforts to reduce controllable costs:

•                  $367,731 for salary and benefits expenses including $279,000 in severance related charges in June 2008 and also reduced full-time equivalent employees (“FTEs”) and reductions in commissions and incentives;

•                  $85,352 in marketing expenses;

•                  $23,010 in training and human resources related;

•                  $18,778 in board fees and expenses;

•                  $16,256 for stationery and supplies;

•                  $15,208 in premises and occupancy costs.

Six month analysis

Total noninterest expenses were $9,009,751 for the first six months of 2009, an increase of $983,687, or 12%, compared to the first six months of the prior year. Below is a summary of significant operating expense variances between these two periods.

Increases in other operating expenses:

•                  $538,514 in FDIC insurance assessment charges related to a general increase in the level of FDIC assessments and includes a $208,000 special assessment;

•                  $441,753 in loss on sale of four OREO properties;

•                  $390,545 in professional fees associated with loan collection and OREO carrying costs;

•                  $165,000 for a one-time sublease loss;

•                  $93,452 in data processing expenses primarily related to CDARs account opening charges and an increase in activity based processing charges;

•                  $71,498 in amortization expense for core deposit intangible;

•                  $37,585 in provision for unused commitments;

•                  $23,632 in net losses on sale of loans, securities and fixed assets.

Decreases in certain other operating expense due to concerted efforts to reduce controllable costs:

•                  $530,871 for salary and benefits expenses including $279,000 in severance related charges in June 2008 and also reduced FTEs and reductions in commissions and incentives;

•                  $135,737 in marketing expenses;

•                  $47,859 for stationery and supplies;

•                  $39,866 in board fees and expenses;

•                  $22,417 in training and human resources related.

Income Taxes

For the three months ended June 30, 2009, the Company recorded no income tax benefit or expense compared to the income tax benefit of $1,187,600 for the same period of the prior year. For the six months ended June 30, 2009, the Company’s income tax benefit was $319,700 compared to income tax benefit of $867,100 for the same period of the prior year. As a result of the quarterly pre-tax loss in the second quarter of 2009, the Company increased the deferred tax asset valuation allowance by the amount of the deferred tax benefit that accrued; the Company decided not to increase its net deferred tax asset further while it was recognizing pre-tax losses.

Contractual Obligations

Our significant contractual obligations and significant commitments at December 31, 2008 are included in our Annual Report on Form 10-K for the year ended December 31, 2008. Management believes that the Company’s present facilities are in good physical condition and are adequately covered by insurance. Certain of the leases contain options to extend the term of the lease. The Company is confident that, if necessary, it would be able to secure suitable alternative space on similar terms without having a substantial effect on operations.  The Company secured a tenant for sublease at its Solana Beach branch office for $4,500 per month. The sublease began May 1, 2009 and will end August 31, 2011. A portion of the La Jolla branch office is also being evaluated for sublease.

Off Balance Sheet Arrangements

The Company, in its ordinary course of business, has commitments to disburse loan proceeds both under revolving and non-revolving arrangements. As of June 30, 2009, the total of these commitments approximated $80.0 million compared to $112.1 million as of December 31, 2008 and $119.8 million as of June 30, 2008.  Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. For discussion about the Company’s borrowing facilities see Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity Management and Cash Flows section above.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Market risk at the Company is primarily derived from the exposure to interest rate risk.  Other types of market risk, such as foreign currency exchange risk, commodity price risk and equity price risk, are not significant in the normal course of the Company’s operations.

Additional information regarding the Company’s market risk may be found in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in the Company’s market risk exposure during the first six months of 2009.

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

(b)         Changes in Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Item 1A — Risk Factors

In addition to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008, the Company has the following additional risk factors.

We may be unable to consummate our proposed merger with First Business Bank and FB Bancorp.

Our proposed merger with First Business Bank and FB Bancorp, described in more detail above, is anticipated to close in the fourth quarter of 2009 but must be approved by both our and their shareholders before it can be finalized. Consummation of this merger is also subject to the receipt of required regulatory approvals and the satisfaction of other customary closing conditions. If the merger is not completed for any reason, our stock price may decline because certain costs related to the merger, such as legal, accounting and a portion of financial advisory fees, must be paid even if the merger is not completed. In addition, if the merger is not completed, our stock price may decline to the extent that the current market price reflects the assumption by investors that the merger will be completed.

Uncertainty regarding the merger may result in the loss of the employees and customers prior to the completion of the merger.

Our employees may experience uncertainty about their future role with the combined bank after the proposed merger. This may adversely affect our ability to retain and attract key management and other personnel. Similarly, uncertainty regarding the merger may cause our customers to withdraw their business prior to the completion of the merger. Any loss of customers could have a material adverse affect on our business, regardless of whether or not the merger is ultimately completed. There can be no assurance that our customers will continue their business without regard to the proposed merger.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

There are no matters reportable under this item.

Item 3 — Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4 — Submission of Matters to a Vote of Security Holders

There are no matters reportable under this item.

Item 5 — Other Information

(a)                      There are no matters reportable under this item.

(b)                     There are no matters reportable under this item.

Item 6 — Exhibits

Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit No.		Description	Page

2.1

Agreement and Plan of Reorganization and Merger by and between 1st Pacific Bancorp, PBC Merger Company and 1st Pacific Bank of California dated as of November 7, 2006, incorporated by reference to Exhibit 2 to 1st Pacific Bancorp’s Registration Statement on Form S-4EF filed on November 9, 2006.

2.2

Agreement and Plan of Merger with FB Bancorp and First Business Bank National Association dated July 16, 2009, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 8-K filed July 17, 2009.

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

10.2

Form of Shareholder Agreement dated July 16, 2009, by and between 1st Pacific Bancorp and 1st Pacific Bank of California, on the one hand, and Ernest Auerbach, incorporated by reference to Exhibit 10.2 to 1st Pacific Bancorp’s report on Form 8-K filed July 17, 2009.

10.3	*

First Amendment to Shareholder Agreement, dated as of July 16, 2009, by and between 1st Pacific Bancorp and 1st Pacific Bank of California, on the one hand, and Ernest Auerbach, an individual, and Lisa D. Auerbach, an individual, on the other hand.

10.4

Form of Directors Agreement, each dated July 16, 2009, by and between 1st Pacific Bancorp and 1st Pacific Bank of California on the one hand, and each of the following individuals: (a) Thomas H. Blair, Jr., (b) William V. Ehlen, (c) John Farkash, (d) Lester Machado, (e) John F. McGrath, (f) Nathan L. Rogge, incorporated by reference to Exhibit 10.3 to 1st Pacific Bancorp’s report on Form 8-K filed July 17, 2009.

10.5

Form of Voting Agreement, each dated July 16, 2009, by and between First Business Bank, National Association and each of the following individuals: (a) Ronald J. Carlson, (b) Christopher S. McKellar, (c) James G. Knight, M.D., (d) Susan Lew, (e) Albert Colucci, (f) Albert Logan, (g) Robert Cange, incorporated by reference to Exhibit 10.4 to 1st Pacific Bancorp’s report on Form 8-K filed July 17, 2009.

10.6

Form of Termination of Employment Agreement dated July 16, 2009, by and between 1st Pacific Bancorp and 1st Pacific Bank of California on the one hand, and each of the following individuals: (a) Richard H. Revier, (b) James H. Burgess, incorporated by reference to Exhibit 10.5 to 1st Pacific Bancorp’s report on Form 8-K filed July 17, 2009.

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Pacific Bancorp

Date:	August 12, 2009	/s/ Ronald J. Carlson
Ronald J. Carlson
President and Chief Executive Officer

Date:	August 12, 2009	/s/ James H. Burgess
James H. Burgess
Executive Vice President and
Chief Financial Officer