Form 10-Q
period 2009-09-30
1st Pacific Bancorp
filed 2009-11-16
CIK 1380712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

On November 13, 2009, there were 4,980,481 shares of 1st Pacific Bancorp common stock outstanding.

1st Pacific Bancorp

Quarterly Report on Form 10-Q for the period ended September 30, 2009

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

PART 1 — FINANCIAL INFORMATION

Item 1 - Financial Statements

1st Pacific Bancorp

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008

Cash and Due From Banks	$6,933,965	$6,482,152
Federal Funds Sold	2,085,000	18,010,000
TOTAL CASH AND CASH EQUIVALENTS	9,018,965	24,492,152

Investment Securities Available for Sale	18,382,853	25,052,874

Construction & Land Development	103,589,242	109,592,264
Real Estate - Comm’l & Residential	150,787,450	147,965,134
SBA 7a & 504	10,753,429	8,820,177
Commercial & Consumer	85,267,514	85,521,204
Allowance for Loan Losses	(6,290,635)	(5,058,837)
NET LOANS	344,107,000	346,839,942

Premises and Equipment	3,085,219	3,611,224
Federal Reserve, FHLB and Bankers’ Bank Stock, at Cost	4,014,300	4,611,400
Other Real Estate Owned	2,572,000	1,390,000
Core Deposit Intangible	1,075,647	1,312,544
Accrued Interest and Other Assets	11,214,908	13,599,879

TOTAL ASSETS	$393,470,892	$420,910,015

Noninterest-Bearing Deposits	$85,844,377	$62,534,488
Interest-Bearing Deposits	231,947,382	271,301,605
TOTAL DEPOSITS	317,791,759	333,836,093

Subordinated Debt and Other Borrowings	50,155,000	60,155,000
Accrued Interest and Other Liabilities	5,045,113	4,337,719
TOTAL LIABILITIES	372,991,872	398,328,812

Common Stock	37,232,651	37,232,651
Additional Paid-in Capital	753,341	555,094
Retained Earnings (Deficit)	(17,356,026)	(14,210,945)
Accumulated Other Comprehensive Income (Loss), net of tax	(150,946)	(995,597)
TOTAL SHAREHOLDERS’ EQUITY	20,479,020	22,581,203

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$393,470,892	$420,910,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Income Statements

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and Fees on Loans	$5,308,678	$6,311,978	$16,289,757	$19,369,779
Interest on Investment Securities	274,591	508,472	947,816	1,445,475
Interest on Federal Funds Sold and Other	10,264	98,834	47,600	297,549
TOTAL INTEREST INCOME	5,593,533	6,919,284	17,285,173	21,112,803
INTEREST EXPENSE
Interest on NOW, Savings & Money Market Accounts	166,387	555,671	466,352	1,902,777
Interest on Time Deposits	1,176,228	1,554,287	4,202,985	4,747,851
Interest on Borrowings	381,646	530,601	1,211,777	1,291,711
TOTAL INTEREST EXPENSE	1,724,261	2,640,559	5,881,114	7,942,339
NET INTEREST INCOME	3,869,272	4,278,725	11,404,059	13,170,464

Provision for Loan Losses	1,450,000	250,000	2,266,000	3,800,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,419,272	4,028,725	9,138,059	9,370,464
NONINTEREST INCOME
Service Charges, Fees and Other Income	173,828	243,326	632,456	721,619
Gain on Early Prepayment of FHLB Advances	—	151,557	—	151,557
Gain on Sales of OREO	28,450	—	28,450	—
Recoveries of Prior Expenses	284,632	—	284,632	—
Gain on Sale of Investment Securities	—	—	228,750	19,198
Broker Loan Fees and Gain on Loan Sales	37,844	36,874	37,844	97,824
	524,754	431,757	1,212,132	990,198
NONINTEREST EXPENSE
Salaries and Employee Benefits	2,035,040	2,187,461	6,224,370	6,907,663
Occupancy and Equipment Expense	723,985	768,051	2,231,649	2,275,552
Marketing and Business Promotion	52,254	116,075	159,253	358,812
Data Processing	325,218	299,333	1,017,200	897,863
Professional Fees	239,361	271,582	966,881	608,557
Regulatory Fees	14,758	14,156	42,914	37,892
FDIC Insurance Assessments	258,482	75,739	918,996	197,738
Office and Administrative Expenses	198,021	223,962	620,411	684,997
Merger Related Expenses	289,356	—	289,356	—
Loss on Sublease	—	—	165,000	—
Loss on Foreclosed Real Estate (OREO)	617,752	—	1,059,505	—
Loss on Investment Securities	—	500,000	—	500,000
Other Miscellaneous Expenses	50,994	9,292	119,437	22,641
	4,805,221	4,465,651	13,814,972	12,491,715
INCOME (LOSS) BEFORE TAXES	(1,861,195)	(5,169)	(3,464,781)	(2,131,053)

Income Tax Expense (Benefit)	—	(14,700)	(319,700)	(881,800)
NET INCOME (LOSS)	$(1,861,195)	$9,531	$(3,145,081)	$(1,249,253)

Per Share Data:
Net Income (Loss) - Basic	$(0.37)	$0.00	$(0.63)	$(0.25)
Net Income (Loss) - Diluted	$(0.37)	$0.00	$(0.63)	$(0.25)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity

	Shares	Common Stock	Paid In Capital	Retained Earnings (Deficit)	Comprehensive Income (Loss)	Accum Other Comprehensive Income (Loss)

Balance, December 31, 2007	4,944,443	$37,028,186	$350,511	$7,649,040		$(53,790)

Stock-based Compensation			204,583

Exercise of Stock Options, Including Tax Benefits	36,038	204,465

Comprehensive Loss:
Net Loss for the Period				(21,859,985)	$(21,859,985)

Unrecognized Loss in Investment Securities Available for Sale, net					(1,402,480)	(1,402,480)

Reclassification of Net Losses included in Net Loss, net					460,673	460,673

Total Comprehensive Loss					$(22,801,792)

Balance, December 31, 2008	4,980,481	37,232,651	555,094	(14,210,945)		(995,597)

Stock-based Compensation			198,247

Comprehensive Loss:
Net Loss for the Period				(3,145,081)	$(3,145,081)

Unrecognized Gain in Investment Securities Available for Sale, net					976,252	976,252

Reclassification of Net Gains included in Net Loss, net					(131,601)	(131,601)

Total Comprehensive Loss					$(2,300,430)

Balance, September 30, 2009	4,980,481	$37,232,651	$753,341	$(17,356,026)		$(150,946)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months
	Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net Income (Loss)	$(3,145,081)	$(1,249,253)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	616,708	615,975
Provision for Loan Losses	2,266,000	3,800,000
Stock-based Compensation Expense	198,247	181,100
Decrease (Increase) in Income Tax Receivable	405,812	(1,416,800)
Decrease (Increase) in Accrued Interest Receivable	20,599	265,853
Gain on Sale of Investment Securities	(228,750)	—
Net Loss on Other Real Estate Owned	1,031,055	—
Loss on Sale of Fixed Assets	—	5,061
Loss on Sublease	165,000	—
Impairment Loss on Investment Securities	—	500,000
Other Items - Net	1,126,889	(498,480)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,456,479	2,203,456

INVESTING ACTIVITIES
Purchases of Investment Securities	—	(21,537,218)
Maturities and Sales of Investment Securities	8,330,383	18,385,303
Change in Equity Securities	597,100	(1,758,650)
Net Change in Loans	(1,393,808)	(20,120,323)
Proceeds from Sale of Other Real Estate Owned	836,696	—
Purchases of Premises and Equipment	(255,703)	(279,975)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	8,114,668	(25,310,863)

FINANCING ACTIVITIES
Stock Options Exercised	—	128,065
Increase (Decrease) in Borrowings	(10,000,000)	20,000,000
Increase (Decrease) in Deposits	(16,044,334)	12,237,788

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(26,044,334)	32,365,853

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,473,187)	9,258,446

Cash and Cash Equivalents at Beginning of Period	24,492,152	17,557,189

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,018,965	$26,815,635

Supplemental disclosure of noncash items:
Transfers of loans to other real estate owned	$3,049,751	$—

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

The preparation of these unaudited consolidated financial statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), required management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three month and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2009.

Aside from its ownership of the Bank, the Company is inactive except for interest expense associated with junior subordinated debentures and certain other corporate expenses. The Company formed a Delaware trust affiliate, FPBN Trust I (the “Trust”) for the purpose of issuing trust preferred securities. For financial reporting purposes, the Company accounts for its investment in the Trust using the equity method under which the subsidiary’s net earnings are recognized in the Company’s statement of income, pursuant to an accounting standard which was subsequently codified into Financial Accounting Standards Board (“FASB”) - Accounting Standards Codification (the “Codification” or “ASC”) Topic 810, “Consolidation.” Pursuant to this accounting standard, the Trust is not consolidated into the Company’s financial statements. The Federal Reserve Board has ruled that subordinated notes payable to unconsolidated special purpose entities (“SPE’s”) such as the Trust, net of the bank holding company’s investment in the SPE, qualify as Tier 1 Capital, subject to certain limits. See the “Borrowings” section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations below for further details regarding the trust preferred securities.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments and accruals necessary to fairly present the financial position of the Company for the interim period ended September 30, 2009. These financial statements do not include all of the disclosures required by GAAP and have been condensed or omitted pursuant to such SEC rules and regulations and, accordingly, should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There were no significant changes in accounting principles since the last report.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, the unaudited financial information for the three month and nine month periods ended September 30, 2009, reflect all adjustments consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Note 2 — Stock-Based Compensation Plans

During the three month periods ended September 30, 2008 and September 30, 2009, the Company recognized pre-tax stock-based compensation expense of $37,300 and $58,313, respectively, pursuant to an accounting standard which was subsequently codified into ASC Topic 718, “Compensation — Stock Compensation.” For the nine month period ended, September 30, 2008, the Company recognized pre-tax compensation expense of $181,100 compared to $198,247 for the same period of 2009. The stock-based compensation expense is calculated based upon the original grant date fair value as allowed under ASC Topic 718. The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K for the 2008 fiscal year filed on March 31, 2009 in the respective years of the original grants. There were no grants of performance based options or stock during the first nine months of 2009. The following table is a summary of non-performance based stock option activity for the nine months ended September 30, 2009:

For the Nine Months
Non-Performance Based Options	Ended September 30, 2009

Outstanding at Beginning of Period	922,148
Granted	15,500
Exercised	—
Forfeited and Expired	(44,500)

Outstanding at End of Period	893,148

As of September 30, 2009, the Company expects to realize approximately $615,141 of unrecognized compensation expense for non-performance based stock options which will be expensed over the remaining vesting period. Non-performance based options generally vest over five years and have a weighted average remaining vesting period of approximately 1.99 years. Unrecognized compensation expense related to performance based options of $196,384 will be recognized only when the performance and vesting criteria are met. The Company has not recognized any pre-tax compensation expense related to performance based options in 2009 because the performance and vesting criteria are not expected to be met.

Note 3 — Recent Accounting Changes

In June 2009, the FASB issued an accounting standard which established the Accounting Standards Codification (the “Codification” or “ASC”) which became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff.  All guidance contained in the Codification carries an equal level of authority.  The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics.  The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009.  The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s statements of income and condition.

In June 2009, the FASB issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP.  This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset.  This accounting standard is effective for financial asset transfers occurring after December 31, 2009.  The adoption of this accounting standard will have no impact on the Company’s statements of income and condition.

In May 2009, FASB issued an accounting standard that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued which was effective for interim or annual periods ending after June 15, 2009. The standard states that public companies are required to assess subsequent events through the date of issuance. The statement also requires disclosure of the date through which an entity has evaluated subsequent events. The financial statements of the entity should reflect the effects of all subsequent events that are considered “recognized.” Recognized subsequent events are those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. “Nonrecognized” subsequent events, which the entity is not required to recognize in the financial statements, are those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet and before the financial statements are issued (widely distributed to shareholders and other financial statement users for general use) or are available to be issued (when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained). If a nonrecognized subsequent event is of such a nature that, if not disclosed, will cause the financial statements to be misleading, management should disclose the nature of the event and an estimate of is financial effect, or a statement that such an estimate cannot be made.  See Note 8 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 855, “Subsequent Events.”

In April 2009, the FASB issued an accounting standard which is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard requires, among other things, that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. The adoption of this accounting standard, which was subsequently codified into ASC Topic 805, “Business Combinations,” will not affect the Company’s consolidated financial position or results of operations as of this filing.

In April 2009, the FASB issued an accounting standard which provided guidance on estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased and guidance on identifying transactions that are not orderly.  In such instances, the accounting standard provides that management may determine that further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with GAAP.  This issue is effective for reporting periods ending after June 15, 2009. The provisions in this accounting standard were applied prospectively and did not result in significant changes to the Company’s valuation techniques.  Furthermore, the adoption of this accounting standard, which was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures,” is not expected to have a material impact on the Company’s statements of income and condition.

In April 2009, the FASB issued an accounting standard related to disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended June 30, 2009.  As this accounting standard amended only the disclosure requirements about the fair value of financial instruments in interim periods, the adoption had no impact on the Company’s statements of income and condition.  See Note 7 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 825, “Financial Instruments.”

In April 2009, the FASB issued an accounting standard which amended other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security.  If an entity intends to sell a security or if it is more likely than not that the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value.  If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.  This accounting standard does not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities.  This accounting standard also extends disclosure requirements related to debt and equity securities to interim reporting periods. The provisions of this standard were effective for the company’s interim period ending on June 30, 2009.  The adoption of this accounting standard had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition.  See Note 4 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 320, “Investments - Debt and Equity Securities.”

Note 4 — Investment Securities

As reported in Note 3, ASC Topic 320, “Investments - Debt and Equity Securities”  requires companies to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, this standard requires companies to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis. Finally, the standard requires companies to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption. This standard was effective and was adopted by the Company for interim and annual reporting periods ending after June 15, 2009. Since the Company did not have any other-than-temporary impairment as of March 31, 2009, no cumulative effect adjustments were required at adoption.

At September 30, 2009, certain investment securities included in available-for-sale categories had a fair value that was below their amortized cost. The Company conducts a regular assessment of its investment portfolio to determine whether any securities are other-than-temporarily impaired. This assessment is based on the nature of the securities, the financial condition of the issuer and the extent and duration of the loss. Also, as required by ASC Topic 320, the Company assesses whether it intends to sell a security or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current period credit losses. As of September 30, 2009, based on the nature of these investments and as the Company does not have the intent to sell the securities that are temporarily impaired and it is more likely than not that the Company will not have to sell those securities before recovery of the cost basis, these unrealized losses were not considered other-than-temporary. Also see Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Investment section below.

The tables below set forth the composition of the Company’s portfolio of available for sale securities for the periods ended September 30, 2009 and December 31, 2008:

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	Total Percent
Bank-Qualified Municipals	$4,911,643	$198,130	$(7,226)	$5,102,547	27.76%
Government-Sponsored Agency - MBS	4,906,336	192,729	0	5,099,065	27.74%
Collateralized Mortgage Obilgations	7,932,151	—	(648,724)	7,283,427	39.62%
U.S. Agency MBS	888,564	9,250	—	897,814	4.88%
	$18,638,694	$400,109	$(655,950)	$18,382,853	100.00%

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	Total Percent
Corporate Debt Securities	$5,736,787	$60,000	$(218,867)	$5,577,920	22.26%
Bank-Qualified Municipals	4,826,452	5	(465,867)	4,360,590	17.41%
Government-Sponsored Agency - MBS	5,729,350	101,902	(15,406)	5,815,846	23.21%
Collateralized Mortgage Obilgations	9,451,374	—	(1,102,430)	8,348,944	33.33%
U.S. Agency MBS	996,363	—	(46,789)	949,574	3.79%
	$26,740,326	$161,907	$(1,849,359)	$25,052,874	100.00%

Investment Securities in a temporary unrealized loss position as of September 30, 2009 and December 31, 2008 are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

	Less than 12 months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2009
Bank-Qualified Municipals	$—	$—	$477,344	$7,226	$477,344	$7,226
Collateralized Mortgage Obligations	2,096,173	197,437	5,187,254	451,287	7,283,427	648,724

	$2,096,173	$197,437	$5,664,598	$458,513	$7,760,771	$655,950

December 31, 2008
Corporate Debt Securities	$4,317,920	$218,867	$—	$—	$4,317,920	$218,867
Bank-Qualified Municipals	3,820,584	465,867			3,820,584	465,867
Government-Sponsored Agency - MBS	1,739,291	15,406	—	—	1,739,291	15,406
Collateralized Mortgage Obligations	8,348,944	1,102,430			8,348,944	1,102,430
U.S. Agency - MBS	949,574	46,789	—	—	949,574	46,789

	$19,176,313	$1,849,359	$—	$—	$19,176,313	$1,849,359

Unrealized losses at September 30, 2009, are concentrated in four private-label collateralized mortgage obligations which were purchased during 2008 and have been affected by the dislocation in the securities market. Management monitors these bonds on a monthly basis and evaluates underlying data for indications of any OTTI.

The scheduled maturities of securities available for sale at September 30, 2009 are shown below. Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due within One Year	$—	$—
After One Year through Five Years	—	—
After Five Years through Ten Years	497,438	501,162
After Ten Years	4,414,205	4,601,385
Mortgaged-Backed Securities	5,794,900	5,996,879
Collateralized Mortgage Obligations	7,932,151	7,283,427

	$18,638,694	$18,382,853

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

Note 6 — Fair Values Measurement

As reported in Note 3, ASC Topic 820, “Fair Value Measurements and Disclosures” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This statement describes methods used to appropriately measure fair value in accordance with GAAP, expands fair value disclosure requirements and applies whenever other accounting pronouncements require or permit fair value measurements.

Financial assets and financial liabilities measured at fair value for ASC Topic 820 are grouped in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. This standard establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value at times other than the purchase or sale of an asset or liability. These tiers include:

•             Level 1: Quoted prices in active exchange markets for identical assets or liabilities.

•             Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•             Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

The tables below present the balances of assets and liabilities measured at fair value (in thousands):

	September 30, 2009
	Total	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale	$18,383	$—	$18,383	$—
	$18,383	$—	$18,383	$—

Assets measured at fair value on a non-recurring basis
Foreclosed Assets (OREO) (1)	$2,572	$—	$—	$2,572
Non-Accrual/Impaired Loans (2)	16,541	—	—	16,541
	$19,113	$—	$—	$19,113

(1)          Represents Other Real Estate Owned net of cost to sell of $258,000 (excludes OREO assets with a fair value greater than cost).

(2)          Represents current loan balance less related charge-offs previously recognized and any specific reserves.

Note 7 — Fair Value of Financial Instruments

As reported in Note 3, ASC Topic 825, “Financial Instruments” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The Company’s estimated fair value amounts below have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

	September 30, 2009
	Carrying	Fair
	Value	Value
Financial Assets:
Cash and Due from Banks	$6,934	$6,934
Federal Funds Sold	2,085	2,085
Investment Securities	18,383	18,383
Loans	344,107	344,267
Federal Reserve, FHLB and Bankers’ Bank Stock, at Cost	4,014	4,014
Accrued Interest Receivable	1,395	1,395

Financial Liabilities:
Deposits	$317,792	$319,605
Borrowings and Notes Payable	50,155	50,258
Accrued Interest and Other Liabilities	5,045	5,045

Note 8 — Subsequent Events

The Company has evaluated subsequent events through November 13, 2009, which is the date the financial statements were available to be issued.

On October 28, 2009, 1st Pacific Bancorp (“1st Pacific Bancorp”), its wholly-owned subsidiary, 1st Pacific Bank of California, FB Bancorp and First Business Bank, National Association (“First Business Bank”), entered into a Termination Agreement (“Termination Agreement”), pursuant to which the parties terminated the Agreement and Plan of Merger dated July 16, 2009, between such parties (the “Merger Agreement”).  The Merger Agreement was terminated by the mutual consent of the parties in part because the current economic and regulatory environment presented unanticipated complications that could not be overcome given the structure of the transaction.  No early termination penalties were incurred by any of the parties to the Merger Agreement in connection with its termination.  Along with the termination of the Merger Agreement, the Termination Agreement also provides for the mutual release of claims by the parties against each other arising out of the Merger Agreement.  Details regarding the Termination Agreement were included in the Company’s Current Report on Form 8-K which was filed with SEC on October 29, 2009. All of the Company’s required SEC Filings are posted on its web site at www.1stpacbank.com.

Recently, the Worker, Homeownership and Business Assistance Act of 2009 (H.R. 3548) was signed into law. Among other things, the bill expands the ability of medium and large-sized companies to carryback net operating loss deductions up to five years. Previously, these carryback provisions were limited to two years. The Company is still evaluating the potential impact of this new law on its tax position.

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

Nature of Operations

The Company is organized as a single operating unit and, through the Bank, operates seven full-service offices in southern California, three in San Diego, one in Oceanside, one in El Cajon, one in Solana Beach and one in La Jolla. A limited service branch office which was opened in downtown San Diego in February 2008 will be consolidated into the Mission Valley branch office shortly after year end.

The Company’s primary source of revenue is dividends from the Bank. The Bank’s primary source of revenue is interest earned on loans it provides to customers. The Bank funds its lending activities primarily through providing deposit products and services to customers, but also through borrowings, including advances from the Federal Home Loan Bank (“FHLB”). The Bank’s customers are predominately small and medium-sized businesses and professionals in San Diego County.

Financial Overview

For all banks and bank holding companies, asset quality and asset growth have a significant impact on overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating future performance. As of September 30, 2009, nonperforming loans as a percent of total loans was 5.28%, an increase of 179 basis points since December 31, 2008. The Company’s quality of assets has been affected by the difficult economic conditions in California, especially weaknesses in the real estate market. In addition, both the fiscal and regulatory policies of the federal and state government regulatory authorities that govern financial institutions and market interest rates impact our financial condition and results of operations.

The Company has implemented strategies and initiatives to improve its asset quality and operating results and increase the Bank’s capital ratios from “adequately capitalized” back to the “well capitalized” level. While the Company, under normal circumstances, considers asset growth important, the current strategy is to reduce the total assets of the Bank to improve capital ratios. As part of this strategy, the Bank is committed to reducing its concentration of commercial real estate loans and has continued to carefully track nonaccrual and potential problem loans (see the “Loan Quality and Allowance for Loan Losses” section below).

Along with the strategy noted above and in an effort to reduce controllable expenses, the Company implemented a reduction in force of eleven employees in October 2009. This difficult decision was made in an effort to reduce expenses so that the Company would have an opportunity to return to a profitable financial condition. In addition, the limited service downtown San Diego branch office will be consolidated into the Mission Valley branch office shortly after year end.

Total assets at September 30, 2009, were $393.5 million compared to $419.9 million at June 30, 2009, $420.9 million at December 31, 2008 and $445.6 million at September 30, 2008. Between second quarter and third quarter, assets declined by $26.4 million and deposits decreased by $20.5 million, which includes a $19.3 million reduction in Certificate of Deposit Account Registry Service (“CDARs”) deposits. The company also retired FHLB borrowings of $5.0 million during the third quarter.

Total loans decreased $1.5 million to $350.4 million by September 30, 2009, compared to $351.9 million at December 31, 2008. At December 31, 2008 deposits totaled approximately $333.8 compared to $317.8 million at September 30, 2009, a decrease of approximately $16.0 million.

At September 30, 2009, the Bank’s Total Risk-Based capital ratio was 8.4% and the Bank is considered “adequately capitalized.” Total Risk-Based capital ratio was 8.7% at December 31, 2008. Also see the “Capital Resources” section below.

For the quarter ended September 30, 2009, the Company recorded a loss before taxes of $1.9 million compared to a loss before taxes of $5,169 for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, the Company recorded a loss before taxes of $3.5 million compared to a loss before taxes of $2.1 million for the nine months ended September 30, 2008.

After tax, the Company realized net losses for both the three month and nine month periods ended September 30, 2009 totaling $1.9 million and $3.1 million, respectively, compared to net income of $9,531 and a net loss of $1.2 million, in the same periods of 2008. No income tax provision (benefit) has been recognized since March 2009, as a result of increasing the valuation allowance for deferred tax assets.

Compared to the three month period ended September 2008, the Company’s 2009 results include an increase in provision for loan losses from $250,000 to $1.5 million, respectively. However, the provision for loan losses for the nine months ended September 30, 2009 was $2.3 million compared to $3.8 million for the first nine months of 2008. Net interest margin was 3.74% for the nine months ended September 30, 2009, compared with 4.26% for the same period of the previous year. The Company has an asset sensitive balance sheet and continues to be effected by significant rate cuts of the Federal Reserve during 2008. Net interest income for the nine months ended September 30, 2009 was $11.4 million compared to $13.2 million for the same period of the previous year.

Several items had a significant impact on the operating results for the nine months ended September 2009 compared to those of the same period of the prior year. Increases in income included approximately $229,000 for the realization of a gain upon sale of a Washington Mutual, Inc. corporate bond and $285,000 for recoveries of prior expenses.  These income items were offset by several large increases in expenses including approximately $1.1 million for losses on other real estate owned (“OREO”) properties, $721,000 for FDIC special assessments and insurance increases, $301,000 for professional fees related to loan collection and review, $289,000 in merger related costs, $165,000 for recognition of a loss on the sublease of a portion of the Solana Beach branch office and $147,000 in costs related to carrying OREO. Also see the Noninterest Income and Noninterest Expense sections below.

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

To augment immediate balance sheet liquidity, the Company maintains various credit and borrowing facilities. In general, credit and borrowing facilities may be reduced or withdrawn at any time and may include provisions for pledging of collateral. Following is a summary of the total borrowing capacity available under these facilities and amounts outstanding at September 30, 2009:

Source of Borrowing Facility	Capacity	Outstanding at September 30, 2009
Secured line based on pledged loan collateral at:
Federal Home Loan Bank	$45,172,007	$40,000,000
Federal Reserve Bank	$35,046,050	$—

In the second quarter, the Federal Reserve Bank of San Francisco (“FRB”) and FHLB requested physical delivery of loan collateral to secure the Company’s borrowing lines. Additionally, the FRB limited the Company’s borrowing to terms under the Secondary Credit Program. The rate on Secondary Credit is 50 basis points higher and maturities are generally limited to overnight. The Bank has fulfilled and expects to continue to fulfill all collateral requirements of the FRB and FHLB.

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

As a result of the Bank being considered “adequately capitalized,” the Bank is not able to accept, renew or rollover brokered deposits unless and until such time as it receives a waiver from the FDIC. As the brokered deposits mature, the Bank anticipates funding these maturities primarily from loan payoffs as it shrinks its loan portfolio. If the Bank is unable to reduce its loan portfolio to fund maturing brokered deposits, it will need to seek other alternatives, which may be more costly for funding purposes, as these brokered deposits mature. These other sources may include local deposit campaigns or institutional time deposits. As of September 30, 2009, the Bank had total brokered deposits of $52.0 million, including $7.4 million in CDARs, a program offered to its customers seeking additional deposit insurance. Total brokered deposits at March 31, 2009 were $110.8 million, including $37.0 million in CDARs deposits.

In order to manage liquidity, the Company’s management monitors a number of liquidity ratios, including the level of liquid assets to funding sources (both on and off the balance sheet), the level of dependence on non-core funding sources, the level of loans to funding sources, the level of short-term investments to total assets, contingent sources to total deposits, available liquidity to total funding and the level of unfunded loan commitments.  Because of the Bank’s strategy to improve capital ratios by reducing total assets, the Bank has been managing its balance sheet liquidity very closely and replacing maturing brokered deposits only as needed. Preferably, the Bank will continue to see reductions in loan assets to offset maturing brokered deposits. As of September 30, 2009, management of the Company considers its liquidity sufficient to meet the Company’s liquidity needs.

Despite recording a net loss for the nine months ended September 30, 2009, the Company had positive cash flow from operating activities because the net loss generally resulted from non cash charges, including provision for loan losses, loss on sublease, depreciation and other non-cash expenses. The Company’s net cash provided by investing activities of $8.1 million consisted mainly of an increase of approximately $1.4 million in loans offset by maturities and sales of investment securities totaling $8.3 million, a $597,000 change in equity securities and $837,000 in proceeds from sale of OREO. Net cash used by financing activities of $26.0 million was due to a $10.0 million decrease in FHLB borrowings and a decrease in deposits of $16.0 million.

Borrowings

The Company’s total amount of FHLB borrowings decreased $5.0 million to $40.0 million during the third quarter of 2009 compared to $45.0 million at June 30, 2009 and $50.0 million at December 31, 2008. A holding of subordinated debt of $10.2 million has not changed since December 31, 2007. The following is a schedule of FHLB advances at September 30, 2009, in order of final maturity date:

Date of Advance	Final Maturity Date	Rate	Principal Balance
December 17, 2008	December 17, 2009	1.060%	$5,000,000
May 12, 2008	May 12, 2010	2.965%	10,000,000
July 8, 2008	July 8, 2010	3.360%	10,000,000
December 17, 2008	December 17, 2010	1.760%	5,000,000
December 17, 2008	December 17, 2011	2.006%	5,000,000
September 13, 2007	September 13, 2012	4.310%	5,000,000

		Total	$40,000,000

The Company maintains $5.0 million in Floating Rate Junior Subordinated Debentures issued in March, 2005, with a final maturity of June 15, 2020, a right on behalf of the Bank for early redemptions beginning in March, 2010, and an interest rate which floats quarterly based on 3 Month LIBOR plus a spread of 178 basis points. The coupon interest rate on the subordinated debt as of September 30, 2009 was 2.08% (3 month LIBOR plus 1.78%).

In June 2007, the Company issued $5.0 million in floating rate preferred securities (the “Trust Preferred Securities”) through a Delaware trust affiliate, FPBN Trust I (the “Trust”). The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of common securities to purchase $5,155,000 in aggregate principal amount of the Company’s unsecured floating rate junior subordinated debt securities due September 1, 2037 issued by the Company (the “Junior Subordinated Debt Securities”). As of September 30, 2009, the coupon interest rate was 1.76% (3 month LIBOR plus 1.40%) and floats quarterly.

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

Capital Resources

Shareholders’ equity at September 30, 2009, totaled $20.5 million compared to $22.6 million at December 31, 2008. Tangible book value per share totaled $3.89 at September 30, 2009, compared to $4.26 as of December 31, 2008 and $6.38 at September 30, 2008.

Regulatory capital adequacy requirements state that the Bank must maintain minimum ratios to be categorized as “well capitalized” or “adequately capitalized.” The Company is not subject to similar regulatory capital requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements. The Bank’s actual consolidated capital ratios and the required ratios for a “well capitalized” and “adequately capitalized” bank are as follows:

	Required Ratios		Actual Ratios
	Well	Adequately
	Capitalized	Capitalized	September 30, 2009	December 31, 2008

Tier 1 Leverage Capital (to Average Assets)	5.00%	4.00%	5.07%	5.39%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	4.00%	5.74%	6.17%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	8.37%	8.73%

The Bank has implemented a number of initiatives to improve its operating results and increase its capital ratios from “adequately capitalized” back to the “well capitalized” level. These initiatives include strategies to reduce the total assets of the Bank and improve the Bank’s core operating earnings.

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

Investments

The main objective of the Company’s investment portfolio is to provide secondary liquidity sources to meet fluctuations in loan demand and deposit structure. The investment portfolio is also used to meet pledging requirements of public or other depositors, minimize tax liability, accomplish strategic goals and assist various local public entities with their financing needs. The Company actively manages its investment portfolio and coordinates borrowings with the goal of achieving a positive, stable net interest spread.

The Company’s investment portfolio consisted of $18.4 million in available for sale securities as of September 30, 2009, a decrease of $8.0 million since September 30, 2008 and a decrease of $6.7 million since December 31, 2008. During the first nine months of 2009, $2.7 million of the Company’s corporate bonds were sold and $3.0 million matured. See also Note 4 — Investment Securities above.

Loan Portfolio

Total loans decreased by $1.5 million from $351.9 million at December 31, 2008 to $350.4 million at September 30, 2009. Residential and commercial real estate loans, consumer loans and SBA loans increased by approximately $2.8 million, $1.0 million and $1.9 million, respectively. Construction and land loans and commercial loans decreased by $6.0 million and $1.2 million, respectively.

Total loans decreased 4.0% when compared to $365.7 million at the end of the same quarter of 2008. At September 30, 2009 the portfolio consisted of approximately: 43% residential and commercial real estate, 30% construction and land, 19% commercial loans, 5% consumer loans and 3% SBA type loans. The Bank does not engage in traditional long-term mortgage lending, and consequently, has no sub-prime mortgages in its loan portfolio.

Loan Quality and the Allowance for Loan Losses

Trends in Certain Loan Quality Categories

The following information is provided to show relevant trends related to various components of our loan portfolio since December 31, 2008.

Nonperforming Loans — Nonperforming loans decreased from $12.3 million at December 31, 2008, to $9.4 million at June 30, 2009 and then increased to $18.5 million at September 30, 2009. The year to date net increase of $6.2 million is primarily the result of the following:

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

•                  During the third quarter, $1.3 million in reductions in nonaccrual loans occurred including $555,000 in payoffs for one real estate loan and two commercial loans, a $257,000 commercial loan was charged off and there were $463,000 in partial charge offs.

•                  During the third quarter, $11.6 million in increases in nonaccrual loans occurred. Six loans were added to nonaccrual status including a construction loan for $7.7 million, two land loans for $1.9 million, one real estate loan for $1.7 million and two commercial loans for $283,000.

•                  Between June 30, 2009 and September 30, 2009 loans 90 days past due but still accruing, which are considered nonperforming loans, decreased $961,000. At June 30, 2009, there were two commercial loans greater than 90 days past due but still accruing for the same borrower totaling $2.7 million. Both of these loans were subsequently paid current. As of September 30, 2009, one land loan totaling $1.8 million was 90 days past due but still accruing.

Special Mention Loans - Loans internally graded and categorized as special mention increased from $32.9 million at December 31, 2008, to $39.0 at June 30, 2009 and then decreased to $24.3 million as of September 30, 2009. The year to date net decrease of $8.6 million is primarily the result of the following:

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

•                  During the third quarter, a total of $32.5 million in reductions of special mention loans occurred including $17.5 million in downgrades to substandard (two construction loans, two land loans, one commercial loan and one real estate loan), $14.7 million in internal upgrades (two construction loans, two real estate loans and one commercial loan) and $275,000 in payoffs (one real estate loan).

•                  During the third quarter, $18.0 million in increases to special mention loans occurred including $16.8 million in internal downgrades (two real estate loans and two construction loans), $1.2 million in internal upgrades (one commercial loan).

Substandard Loans - Total loans in this category increased from $22.7 million at the end of the fourth quarter of 2008 to $25.5 million at June 30, 2009 and then to $36.0 million at September 30, 2009.  The year to date net increase of $13.3 million in this category was concentrated as follows:

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

•                  During the third quarter, a total of $6.5 million in reductions of substandard loans occurred, including $5.2 million in internal upgrades (one construction loan and one commercial loan), $555,000 in payoffs (two commercial and one real estate loan), $463,000 in partial charge offs and $270,000 in charge offs (two commercial loans).

•                  During the third quarter, a total of $17.5 million in increases to the substandard loan category occurred, including $17.4 million in internal downgrades (two construction loans, two land loans, one commercial loan and one real estate loan).

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

Nonperforming assets were $21.1 million, or 5.35% of total assets, at September 30, 2009, compared with $14.9 million, or 3.54% of total assets, at December 31, 2008 and $13.8 million, or 3.10% of total assets at September 30, 2008. The Company’s nonperforming assets as of September 30, 2009 consisted of $18.5 million in nonperforming loans and $2.6 million in other real estate owned. Nonaccrual loans, as well as other potential problem loans, are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

Nonperforming assets at the end of September 2009 include loan balances of approximately $612,246 with an SBA guaranty amount of $459,184. Other nonperforming loans at the end of September 2009 included six construction and land loans, two real estate loans and two single family residence loans totaling approximately $12.7 million, $2.4 million and $988,000, respectively. The Company also had one land loan totaling $1.8 million that was considered nonperforming because it was past due more than 90 days at September 30, 2009. All nonperforming loans are independently evaluated in connection with assessing the adequacy of the allowance for loan losses. Below is a summary of nonperforming assets at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Loans 90 Days Past Due and Still Accruing	$1,761	$—
Loans on Nonaccrual	16,724	12,264
Total Nonperforming Loans	18,485	12,264
Non-Accrual Debt Securities	—	1,260
Other Real Estate Owned	2,572	1,390
Total Nonperforming Assets	$21,057	$14,914

Loans 90 Days Past Due as a Percentage of Total Loans	0.50%	0.00%
Nonaccrual Loans as Percentage of Total Loans	4.77%	3.49%
Nonperforming Loans as a Percent of Total Loans	5.28%	3.49%

Allowance for Loan Losses as a Percent of Nonperforming Loans	34.03%	33.92%
Nonperforming Assets as a Percent of Total Assets	5.35%	3.54%

Other Potential Problem Loans

At September 30, 2009, in addition to loans disclosed above as nonperforming, management identified two potential problem loans totaling approximately $8.4 million, which are currently being evaluated for collateral values and operating cash flows. Estimated potential problem loans as of June 30, 2009 and December 31, 2008 totaled approximately $1.9 million and $1.0 million, respectively. Loans are considered potential problem loans when the borrower’s ability to comply with the present loan payment terms in the future is questionable. The inability of the borrower to comply with repayment terms was not sufficiently probable to place these loans on nonaccrual status at September 30, 2009. Although these loans are currently continuing to accrue interest, no assurance can be given that they will continue to do so. Estimated possible losses from these potential problem loans have been provided for in determining the allowance for loan losses at September 30, 2009. See additional loan portfolio information in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

A provision for loan losses of $1.5 million was made in the third quarter of 2009 compared to $250,000 in provision for the same period of the prior year.  Net loan charge-offs were $872,468 during the third quarter of 2009 compared with net charge-offs of $161,734 for the previous quarter. The total allowance for loan losses was $6.3 million, or 1.80% of total loans, at September 30, 2009, compared to $5.1 million, or 1.44% of total loans at December 31, 2008, and $4.1 million, or 1.11% of total loans at September 30, 2008.

No assurance can be given that economic conditions, which could adversely affect the Company’s service areas or other circumstances, will not be reflected in increased provisions for loan losses in the future. Management believes that the allowance at September 30, 2009, is adequate to cover potential future losses. However, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans in the portfolio deteriorate. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations. The table below summarizes the changes in allowance for loan losses for the periods presented:

	Three Months		For the Nine Months
	Ended		Ended
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Allowance, Beginning of Period	$5,513,826	$7,818,471	$5,058,837	$4,516,625
Provision for Loan Losses	1,450,000	250,000	2,266,000	3,800,000
Recoveries on Loans Charged Off	155,670	—	675,747	—
Loans Charged Off	(828,861)	(3,995,842)	(1,709,949)	(4,243,996)
Allowance, End of Period	$6,290,635	$4,072,629	$6,290,635	$4,072,629

Deposits

As of September 30, 2009, total deposits have decreased approximately $16.0 million to $317.8 million from $333.8 million at December 31, 2008. This net decrease in deposits is mostly attributable to a $28.8 million decrease in CDARs deposits and a $12.1 million decrease in money market deposits offset by increases in demand deposit accounts and NOW accounts of $23.3 million and approximately $778,500, respectively. The decrease in money market deposits includes a $6.0 million brokered account that was closed when the Bank became adequately capitalized.

Total time deposits include funds that are considered brokered deposits, which totaled $52.5 million at September 30, 2009 and included approximately $7.4 million in funds associated with customers using the CDARs reciprocal program. See also the Liquidity Management and Cash Flows section above for additional information regarding the Company’s CDARs restrictions. Brokered deposits totaled $84.9 million at December 31, 2008.

Income Statement Review

Net Interest Income/Net Interest Margin

The principal component of the Company’s revenues is net interest income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other interest-bearing liabilities. The following table sets forth the components of net interest income, average earning assets and net interest margin:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest Income	$5,593,533	$6,919,284	$17,285,173	$21,112,803
Interest Expense	1,724,261	2,640,559	5,881,114	7,942,339

Net Interest Income	$3,869,272	$4,278,725	$11,404,059	$13,170,464

Average Earning Assets	$394,831,995	$435,326,915	$407,508,462	$412,083,151
Net Interest Margin (1)	3.89%	3.90%	3.74%	4.26%

(1) Interim periods are presented on an annualized basis.

The Company experienced decreases in net interest income of approximately 10% and 13%, respectively, for the three month and nine month periods ended September 30, 2009, compared to the same periods of the previous year. Average earning assets decreased approximately 9% and 1% between the three and nine month periods ended September 30, 2009, respectively, compared to the same periods of 2008.

The net interest margin was 3.90% for third quarter of 2008, compared to 3.89% for the third quarter of 2009. For the nine month periods ended September 30, 2008 and September 30, 2009, net interest margin was 4.26% and 3.74%, respectively. The decline in net interest margin for the nine month periods is due to the cost of interest-bearing liabilities falling slower than the decrease in yields on earning assets. Between these two nine month periods, the cost of interest-bearing deposits decreased 88 basis points to 2.39% compared to 3.27% in 2008. However, yield on loans declined more rapidly, decreasing 105 basis points to 6.10% for the nine months of 2009, compared to 7.15% for the same period of 2008. The quarterly net interest margin shows improvement primarily as a result of the Bank’s continued ability to reduce its liability costs.

The Company’s net interest margin tends to expand in a rising interest rate environment and decline in a falling interest rate environment. The majority of earning assets are tied to market rates, such as the prime rate, and therefore rates on our earning assets generally reprice along with a movement in market rates while interest bearing liabilities, mainly deposits, typically reprice more slowly and usually incorporate only a portion of the movement in market rates. This asset sensitivity causes the Bank’s yields on assets to reprice faster than its cost of funds which causes improvements in the net interest margin to materialize more slowly. The decline in net interest margin from the same periods of the prior year can be attributed to many factors including a decrease in loan yields and the cumulative effects of changes in monetary policy. As of September 30, 2009, the target Federal Funds rate was 0.25% compared to 2.00% at September 30, 2008.  This 175 basis point drop during a one year period continues to put pressure on the Company’s net interest margin.

On a sequential quarter basis, net interest margin increased from 3.66% at June 30, 2009 to 3.89% at September 30, 2009. Between the two periods, the Company’s yield on loans decreased from 6.13% to 5.91%, or 22 basis points. Due to a runoff in higher cost deposits, the cost of interest bearing deposits decreased from 2.45% to 2.15%, or 30 basis points between the second and third quarter of 2009, partially explaining the increase in net interest margin.

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

For the quarter ended September 30, 2009, the Company realized $524,754 in noninterest income compared to $431,757 for the quarter ended September 30, 2008, an increase of $92,997. The income for these two periods includes two extraordinary items; 1) the third quarter of 2008 includes $152,000 related to a non-recurring gain on early prepayment of $20.0 million in FHLB advances, and 2) the third quarter of 2009 includes $284,632 in recoveries on prior expenses. If these two non-recurring items are deducted from total noninterest income for these two periods, the difference is a decrease of $39,635. This decrease can partially be attributed to a significant reduction in total deposits between the two periods curtailing the analysis and NSF fees by $51,427 offset by a gain on sale of OREO of approximately $28,450.

For the nine months ended September 30, 2009, the Company realized $1,212,132 in noninterest income compared to $990,198 for the nine months ended September 30, 2008, an increase of $221,934. However, the variance between these two periods includes non-recurring items including a gain on the sale of a debt obligation in Washington Mutual, Inc. for $228,750 during the first quarter of 2009 and $284,632 in recoveries on prior expenses during the third quarter of 2009. These non-recurring increases in noninterest income were offset by an increase of $152,000 in the third quarter of 2008 for a gain on early prepayment of $20.0 million in FHLB advances. If these items are deducted from total noninterest income for the two periods, the difference between these two nine periods is a decrease of $139,448 which can partially be attributed to a $82,007 decrease in analysis fees due to a significant reduction in total deposits and a $47,017 decrease in gains on sale of loans.

Noninterest Expense

Noninterest expense represents salaries and benefits costs, occupancy and equipment expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.

Three month analysis

Total noninterest expenses were $4,805,221 for the third quarter of 2009, an increase of $339,570, or 8%, compared to the third quarter of the prior year. Below is a summary of significant operating expense variances between these two periods.

Increases in other operating expenses:

•                  $617,752 in losses on valuation of OREO;

•                  $289,356 in acquisition related expenses;

•                  $182,346 in FDIC insurance assessment charges related to a general increase in the level of FDIC insurance;

•                  $63,387 in professional fees associated with loan collection and OREO costs incurred;

•                  $46,144 in provision for unused commitments;

•                  $25,886 in data processing expenses primarily related to an increase in activity based processing charges;

•                  $17,346 in amortization expense for core deposit intangible.

Decreases in certain other operating expense due to concerted efforts to reduce controllable costs:

•                  $500,000 decrease for an  OTTI charge recorded in September 2008;

•                  $152,422 for salary and benefits expenses mainly due to a reductions in full-time equivalent employees (“FTEs”), commissions and incentives;

•                  $111,607 in professional fees including reductions in legal expenses and operations and compliance review costs;

•                  $63,822 in marketing expenses;

•                  $41,857 in premises, occupancy and equipment expenses;

•                  $31,965 in training and human resources related.

Nine month analysis

Total noninterest expenses were $13,814,972 for the first nine months of 2009, an increase of $1,323,257, or 11%, compared to the first nine months of the prior year. Below is a summary of significant operating expense variances between these two periods.

Increases in other operating expenses:

•                  $721,258 in FDIC insurance assessment charges related to a general increase in the level of FDIC insurance costs plus special assessments;

•                  $447,837 in professional fees associated with loan collection and OREO carrying costs;

•                  $1,059,505 in losses on valuation of OREO;

•                  $289,356 in acquisition related expenses;

•                  $165,000 for a one-time sublease loss;

•                  $119,338 in data processing expenses primarily related to CDARs account opening charges and an increase in activity based processing charges;

•                  $88,844 in amortization expense for core deposit intangible;

•                  $83,729 in provision for unused commitments;

•                  $23,413 in net losses on sale of loans, securities and fixed assets.

Decreases in certain other operating expense due to concerted efforts to reduce controllable costs:

•                  $683,294 for salary and benefits expenses including $279,000 in severance related charges in June 2008 and also reduced FTEs and reductions in commissions and incentives;

•                  $500,000 decrease for an  OTTI charge recorded in September 2008;

•                  $199,559 in marketing expenses;

•                  $94,060 in legal and other professional fees;

•                  $54,382 in training and human resources related;

•                  $44,636 in premises, occupancy and equipment expenses;

•                  $44,634 in board fees and expenses;

•                  $32,152 for postage, stationery and supplies.

Income Taxes

For the three months ended September 30, 2009, the Company recorded no income tax benefit or expense compared to the income tax benefit of $14,700 for the same period of the prior year. For the nine months ended September 30, 2009, the Company’s income tax benefit was $319,700 compared to income tax benefit of $881,800 for the same period of the prior year. As a result of the quarterly pre-tax losses in the second and third quarter of 2009, the Company increased the deferred tax asset valuation allowance by the amount of the deferred tax benefit that accrued; the Company decided not to increase its net deferred tax asset further while it was recognizing pre-tax losses.

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

Off Balance Sheet Arrangements

The Company, in its ordinary course of business, has commitments to disburse loan proceeds both under revolving and non-revolving arrangements. As of September 30, 2009, the total of these commitments approximated $70.2 million compared to $112.1 million as of December 31, 2008 and $118.6 million as of September 30, 2008.  Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. For discussion about the Company’s borrowing facilities see Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity Management and Cash Flows section above.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Market risk at the Company is primarily derived from the exposure to interest rate risk.  Other types of market risk, such as foreign currency exchange risk, commodity price risk and equity price risk, are not significant in the normal course of the Company’s operations.

Additional information regarding the Company’s market risk may be found in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in the Company’s market risk exposure during the first nine months of 2009.

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

PART II - OTHER INFORMATION

Item 1 — Legal Proceedings

The Company is not a party to any material, pending legal proceedings, other than ordinary, routine litigation incidental to its business. However, the Company has been informed by the DFI that the DFI may issue the Bank an order under California Financial Code Section 1913. The Bank will have the option of either consenting to the issuance of the order or the DFI may commence a proceeding under California Financial Code Section 1912 to impose the order on the Bank. If issued, the violation of any provision of the order would be deemed to be the conducting of business by the Bank in an unsafe manner, and would subject the Bank to further regulatory enforcement action. Also, the FRB has requested that the Company enter into an agreement with the FRB to address the capital needs of the Company as well as other risk management and operational matters. The agreement with the FRB, if entered into, would be enforceable under Section 8 of the Federal Deposit Insurance Act, as amended.

Item 1A — Risk Factors

In addition to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009, as amended and filed on April 29, 2009, the Company has the following additional risk factors.

There are potential risks associated with the termination of the proposed merger agreement with First Business Bank and FB Bancorp.

Our proposed merger with First Business Bank and FB Bancorp was terminated on October 28, 2009. Since the merger will not be consummated, there is a risk that our stock price may decline because certain costs related to the proposed merger, such as legal, accounting and a portion of financial advisory fees, must be paid even though the merger will not be completed. In addition, now that the merger has been terminated, our stock price may decline to the extent that the current market price reflects the assumption by investors that the merger will be completed.

Since the merger has been terminated, there may be uncertainty regarding the Company’s viability which may result in the loss of the employees and customers.

Our employees may experience uncertainty about the future viability of the Company, and their role going forward, since the termination of the merger agreement. This may adversely affect our ability to retain and attract key management and other personnel. Similarly, uncertainty may cause our customers to withdraw their business. Any loss of customers could have a material adverse affect on our business.

Recent changes in our senior management may cause uncertainty in, or be disruptive to, our business.

We have recently experienced changes in our senior management and our board of directors. On October 14, 2009, Mr. Richard H. Revier, our Executive Vice President and Chief Credit Officer, informed us of his resignation. On October 24, 2009, James G. Knight, MD, resigned from our board of directors. These changes in our senior management may be disruptive to our business, and, during the transition period, there may be uncertainty among investors, vendors, employees and others concerning our future direction and performance.

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

2.2

Agreement and Plan of Merger with FB Bancorp and First Business Bank National Association dated July 16, 2009, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s Current Report on Form 8-K filed July 17, 2009.

2.3

Termination Agreement, dated October 28, 2009, pursuant to which the parties terminated the Agreement and Plan of Merger dated July 16, 2009, by and among FB Bancorp, First Business Bank, 1st Pacific Bancorp and 1st Pacific Bank of California, incorporated by reference to 1st Pacific Bancorp’s Current Report on Form 8-K filed October 29, 2009.

3.1	Articles of Incorporation of 1st Pacific Bancorp incorporated by reference to Exhibit 3.1 to 1st Pacific Bancorp’s Registration Statement on Form S-4EF filed on November 9, 2006.

3.2	Bylaws of 1st Pacific Bancorp incorporated by reference to Exhibit 3.2 to 1st Pacific Bancorp’s Registration Statement on Form S-4EF filed on November 9, 2006.

10.1

Form of Shareholder Agreement dated July 16, 2009, by and between 1st Pacific Bancorp and 1st Pacific Bank of California, on the one hand, and Ernest Auerbach, incorporated by reference to Exhibit 10.2 to 1st Pacific Bancorp’s report on Form 8-K filed July 17, 2009.

10.2

First Amendment to Shareholder Agreement, dated as of July 16, 2009, by and between 1st Pacific Bancorp and 1st Pacific Bank of California, on the one hand, and Ernest Auerbach, an individual, and Lisa D. Auerbach, an individual, on the other hand incorporated by reference to Exhibit 10.3 to 1st Pacific Bancorp’s Quarterly Report on Form 10-Q filed August 12, 2009.

10.3

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

10.4

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

10.6

Form of Termination of Employment Agreement dated August 31, 2009, by and between 1st Pacific Bancorp and 1st Pacific Bank of California on the one hand, and Larry Prosi, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 8-K filed September 2, 2009.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	33

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	34

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Pacific Bancorp

Date:	November 13, 2009	/s/ Ronald J. Carlson
Ronald J. Carlson
President and Chief Executive Officer

Date:	November 13, 2009	/s/ James H. Burgess
James H. Burgess
Executive Vice President and
Chief Financial Officer