Form 10-Q/A
period 2009-09-30
1st Pacific Bancorp
filed 2010-03-01
CIK 1380712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On February 24, 2010, there were 4,980,481 shares of 1st Pacific Bancorp common stock outstanding.

1st Pacific Bancorp

Quarterly Report on Form 10-Q/A for the period ended September 30, 2009

EXPLANATORY NOTE

1st Pacific Bancorp (“we,” “our,” “us” or the “Company”), parent of 1st Pacific Bank of California (the “Bank”), has restated its previously reported results for the third quarter and nine months ended September 30, 2009.  The restatement is necessary for the following reasons:  to increase expense for the provision for loan losses, to increase impairment charge-offs on two loans, and to reflect the reassessment of its valuation allowance on deferred tax assets.

The increase in the provision for loan losses for the quarter ended September 30, 2009, resulting from this restatement, amounts to approximately $8.8 million and is the consequence of two significant factors:

1)              to enhance the Bank’s process for determining, documenting and recording an adequate allowance for loan losses (the “ALLL”), the Bank adopted a new model and, working closely with the Bank’s regulators, determined that the new methodology should be adopted and reflected in the quarterly results for September 30, 2009, resulting in an increase of approximately $3.4 million to the ALLL, and

2)              as a result of the determination to restate the September results, the Bank reassessed its evaluation of potential impairment losses as required by Financial Accounting Standards Board (“FASB”)-Accounting Standards Codification (“ASC”) Topic 310, “Receivables,” on two specific loans in accordance with ASC Topic 855, “Subsequent Events,” and determined that an additional impairment allocation of approximately $5.3 million was necessary due to current information obtained regarding the valuation of the underlying loan collateral.

Furthermore, as a result of the increase in the Bank’s reported losses, we determined that the Bank should increase the valuation allowance on its deferred tax assets, which resulted in an increase in deferred tax expense of approximately $5.3 million.

As a result of the changes noted above and as reflected in this restatement, the Company recognized a net loss of $15.9 million (or $3.19 diluted loss per share) for the quarter ended September 30, 2009 rather than net loss of $1.9 million (or $0.37 diluted loss per share), and net loss for the first nine months of 2009 of $17.2 million (or $3.45 diluted loss per share) rather than a net loss of $3.1 million (or $0.63 diluted loss per share) as originally reported.

Finally, in regards to the two impaired loans mentioned above, the Company increased reported impairment write downs, or charge-offs, by approximately $6.9 million for the quarter ended September 30, 2009, approximately $1.6 million of which had been previously recognized as impairment reserves in the allowance for credit losses at September 30, 2009.

Further discussion regarding the Bank’s ALLL methodology, the impairment losses recognized, and the assessment of the valuation allowance for deferred tax assets can be found in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.  While we are amending only certain portions of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, for convenience and ease of reference, we are filing the entire Quarterly Report for the quarter ended September 30, 2009, on this Form 10-Q/A.

FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q/A and the exhibits hereto), in our reports to shareholders and in other communications by us, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

In connection with the safe harbors created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include, but are not limited to, the following:

•                  The factors described in Item 1A-Risk Factors of the Company’s Annual Report on Form 10-K for the 2008 fiscal year filed on March 31, 2009 as amended and filed on April 29, 2009, and of the Company’s subsequent Quarterly Reports on Form 10-Q.

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

PART 1 — FINANCIAL INFORMATION

Item 1 - Financial Statements

1st Pacific Bancorp

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	Restated
Cash and Due From Banks	$6,933,965	$6,482,152
Federal Funds Sold	2,085,000	18,010,000
TOTAL CASH AND CASH EQUIVALENTS	9,018,965	24,492,152

Investment Securities Available for Sale	18,382,853	25,052,874

Construction & Land Development	96,657,000	109,592,264
Real Estate - Comm’l & Residential	150,787,450	147,965,134
SBA 7a & 504	10,753,429	8,820,177
Commercial & Consumer	85,267,514	85,521,204
Allowance for Loan Losses	(8,132,656)	(5,058,837)
NET LOANS	335,332,737	346,839,942

Premises and Equipment	3,085,219	3,611,224
Federal Reserve, FHLB and Bankers’ Bank Stock, at Cost	4,014,300	4,611,400
Other Real Estate Owned	2,572,000	1,390,000
Core Deposit Intangible	1,075,647	1,312,544
Accrued Interest and Other Assets	5,938,235	13,599,879

TOTAL ASSETS	$379,419,956	$420,910,015

Noninterest-Bearing Deposits	$85,844,377	$62,534,488
Interest-Bearing Deposits	231,947,382	271,301,605
TOTAL DEPOSITS	317,791,759	333,836,093

Subordinated Debt and Other Borrowings	50,155,000	60,155,000
Accrued Interest and Other Liabilities	5,045,114	4,337,719
TOTAL LIABILITIES	372,991,873	398,328,812

Common Stock	37,232,651	37,232,651
Additional Paid-in Capital	753,341	555,094
Retained Earnings (Deficit)	(31,406,963)	(14,210,945)
Accumulated Other Comprehensive Income (Loss), net of tax	(150,946)	(995,597)
TOTAL SHAREHOLDERS’ EQUITY	6,428,083	22,581,203

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$379,419,956	$420,910,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Income Statements

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	Restated		Restated
INTEREST INCOME
Interest and Fees on Loans	$5,308,678	$6,311,978	$16,289,757	$19,369,779
Interest on Investment Securities	274,591	508,472	947,816	1,445,475
Interest on Federal Funds Sold and Other	10,264	98,834	47,600	297,549
TOTAL INTEREST INCOME	5,593,533	6,919,284	17,285,173	21,112,803
INTEREST EXPENSE
Interest on NOW, Savings & Money Market Accounts	166,388	555,671	466,352	1,902,777
Interest on Time Deposits	1,176,228	1,554,287	4,202,985	4,747,851
Interest on Borrowings	381,645	530,601	1,211,777	1,291,711
TOTAL INTEREST EXPENSE	1,724,261	2,640,559	5,881,114	7,942,339
NET INTEREST INCOME	3,869,272	4,278,725	11,404,059	13,170,464

Provision for Loan Losses	10,224,263	250,000	11,040,263	3,800,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	(6,354,991)	4,028,725	363,796	9,370,464

NONINTEREST INCOME
Service Charges, Fees and Other Income	173,828	243,326	632,456	721,619
Gain on Early Prepayment of FHLB Advances	—	151,557	—	151,557
Gain on Sales of OREO	28,450	—	28,450	—
Recoveries of Prior Expenses	284,632	—	284,632	—
Gain on Sale of Investment Securities	—	—	228,750	19,198
Broker Loan Fees and Gain on Loan Sales	37,844	36,874	37,844	97,824
	524,754	431,757	1,212,132	990,198
NONINTEREST EXPENSE
Salaries and Employee Benefits	2,035,040	2,187,461	6,224,370	6,907,663
Occupancy and Equipment Expense	723,985	768,051	2,231,649	2,275,552
Marketing and Business Promotion	52,254	116,075	159,253	358,812
Data Processing	325,218	299,333	1,017,200	897,863
Professional Fees	239,361	271,582	966,881	608,557
Regulatory Fees	14,758	14,156	42,914	37,892
FDIC Insurance Assessments	258,482	75,739	918,996	197,738
Office and Administrative Expenses	198,021	223,962	620,411	684,997
Merger Related Expenses	289,356	—	289,356	—
Loss on Sublease	—	—	165,000	—
Loss on Foreclosed Real Estate (OREO)	617,752	—	1,059,505	—
Loss on Investment Securities	—	500,000	—	500,000
Other Miscellaneous Expenses	50,993	9,292	119,436	22,641
	4,805,220	4,465,651	13,814,971	12,491,715
INCOME (LOSS) BEFORE TAXES	(10,635,457)	(5,169)	(12,239,043)	(2,131,053)

Income Tax Expense (Benefit)	5,276,674	(14,700)	4,956,974	(881,800)
NET INCOME (LOSS)	$(15,912,131)	$9,531	$(17,196,017)	$(1,249,253)

Per Share Data:
Net Income (Loss) - Basic	$(3.19)	$0.00	$(3.45)	$(0.25)
Net Income (Loss) - Diluted	$(3.19)	$0.00	$(3.45)	$(0.25)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity

	Shares	Common Stock	Paid In Capital	Retained Earnings (Deficit)	Comprehensive Income (Loss)	Accum Other Comprehensive Income (Loss)

Balance, December 31, 2007	4,944,443	$37,028,186	$350,511	$7,649,040		$(53,790)

Stock-based Compensation			204,583
Exercise of Stock Options, Including Tax Benefits	36,038	204,465

Comprehensive Loss:
Net Loss for the Period				(21,859,985)	$(21,859,985)
Unrecognized Loss in Investment Securities Available for Sale, net					(1,402,480)	(1,402,480)

Reclassification of Net Losses included in Net Loss, net					460,673	460,673
Total Comprehensive Loss					$(22,801,792)

Balance, December 31, 2008	4,980,481	37,232,651	555,094	(14,210,945)		(995,597)

Stock-based Compensation			198,247

Comprehensive Loss:
Net Loss for the Period				(17,196,017)	$(17,196,017)
Unrecognized Gain in Investment Securities Available for Sale, net					976,252	976,252

Reclassification of Net Gains included in Net Loss, net					(131,601)	(131,601)
Total Comprehensive Loss					$(16,351,366)

Balance, September 30, 2009, as restated	4,980,481	$37,232,651	$753,341	$(31,406,963)		$(150,946)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Pacific Bancorp

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months
	Ended September 30,
	2009	2008
	Restated
OPERATING ACTIVITIES
Net Income (Loss)	$(17,196,017)	$(1,249,253)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	616,708	615,975
Provision for Loan Losses	11,040,263	3,800,000
Stock-based Compensation Expense	198,247	181,100
Decrease (Increase) in Tax Assets - Net	6,269,445	(1,810,056)
Decrease (Increase) in Accrued Interest Receivable	20,599	265,853
Gain on Sale of Investment Securities	(228,750)	—
Net Loss on Other Real Estate Owned	1,031,055	—
Loss on Sale of Fixed Assets	—	5,061
Loss on Sublease	165,000	—
Impairment Loss on Investment Securities	—	500,000
Other Items - Net	539,929	(105,224)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,456,479	2,203,456

INVESTING ACTIVITIES
Purchases of Investment Securities	—	(21,537,218)
Maturities and Sales of Investment Securities	8,330,383	18,385,303
Change in Equity Securities	597,100	(1,758,650)
Net Change in Loans	(1,393,808)	(20,120,323)
Proceeds from Sale of Other Real Estate Owned	836,696	—
Purchases of Premises and Equipment	(255,703)	(279,975)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	8,114,668	(25,310,863)

FINANCING ACTIVITIES
Stock Options Exercised	—	128,065
Increase (Decrease) in Borrowings	(10,000,000)	20,000,000
Increase (Decrease) in Deposits	(16,044,334)	12,237,788

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(26,044,334)	32,365,853

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,473,187)	9,258,446

Cash and Cash Equivalents at Beginning of Period	24,492,152	17,557,189

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,018,965	$26,815,635

Supplemental disclosure of noncash items:
Transfers of loans to other real estate owned	$3,049,751	$—

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

Non-Performance Based Options	For the Nine Months Ended September 30, 2009

Outstanding at Beginning of Period	922,148
Granted	15,500
Exercised	—
Forfeited and Expired	(44,500)

Outstanding at End of Period	893,148

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
September 30, 2009
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

The tables below present the balances of assets and liabilities measured at fair value, as restated (in thousands):

	September 30, 2009
	Total	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale	$18,383	$—	$18,383	$—
	$18,383	$—	$18,383	$—

Assets measured at fair value on a non-recurring basis
Foreclosed Assets (OREO) (1)	$2,572	$—	$—	$2,572
Non-Accrual/Impaired Loans, as restated (2)	15,532	—	—	15,532
	$18,104	$—	$—	$18,104

(1)	Represents Other Real Estate Owned net of cost to sell of $258,000 (excludes OREO assets with a fair value greater than cost).

(2)	Represents current loan balance less related charge-offs previously recognized and any specific reserves.

As a result of this restatement, the Company reassessed its impaired loans and added one additional construction loan for approximately $3.0 million, which was not previously on non-accrual, to the balance of impaired loans above and also took an impairment charge-off of $6.9 million related to impaired loans.

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

	September 30, 2009
	Carrying	Fair
	Value	Value
	Restated	Restated
Financial Assets:
Cash and Due from Banks	$6,934	$6,934
Federal Funds Sold	2,085	2,085
Investment Securities	18,383	18,383
Loans	335,333	335,493
Federal Reserve, FHLB and Bankers’ Bank Stock, at Cost	4,014	4,014
Accrued Interest Receivable	1,395	1,395

Financial Liabilities:
Deposits	$317,792	$319,605
Borrowings and Notes Payable	50,155	50,258
Accrued Interest and Other Liabilities	5,045	5,045

Note 8 — Subsequent Events

The Company has evaluated subsequent events through February 24, 2010, which is the date the financial statements were available to be issued.

On October 28, 2009, the Company, its wholly-owned subsidiary, the Bank, FB Bancorp and First Business Bank, National Association (“First Business Bank”), entered into a Termination Agreement (“Termination Agreement”), pursuant to which the parties terminated the Agreement and Plan of Merger dated July 16, 2009, between such parties (the “Merger Agreement”).  The Merger Agreement was terminated by the mutual consent of the parties in part because the current economic and regulatory environment presented unanticipated complications that could not be overcome given the structure of the transaction.  No early termination penalties were incurred by any of the parties to the Merger Agreement in connection with its termination.  Along with the termination of the Merger Agreement, the Termination Agreement also provides for the mutual release of claims by the parties against each other arising out of the Merger Agreement.  Details regarding the Termination Agreement were included in the Company’s Current Report on Form 8-K which was filed with SEC on October 29, 2009. All of the Company’s required SEC Filings are posted on its web site at www.1stpacbank.com.

On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 (H.R. 3548) (the “Act”) was signed into law. The Act expands and extends the net operating loss (“NOL”) carryback provision for small businesses that was in the American Recovery and Reinvestment Act (“Recovery Act”), enacted in February 2009. The Act allows all businesses (except those that received funds under the Troubled Asset Relief Program (“TARP”) with a loss in either 2008 or 2009 to claim refunds of taxes paid within the prior five years. Under the previous law, NOLs were only allowed to be carried back two years. See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Income Taxes below for details regarding the impact of this Act on the tax position of the Company.

On December 10, 2009, the Company formally acknowledged several actions required to strengthen the Bank by entering into agreements with the California Department of Financial Institutions (the “DFI”) and the Federal Reserve Bank of San Francisco (the “FRB”). Many of the actions referenced in these agreements are currently being acted upon and the Company intends to continue to meet reporting requirements as requested.  The DFI issued a Final Order (“Final Order”) and, the same date, the Company and the Bank voluntarily entered into a Written Agreement (“Written Agreement”) with the FRB.

The Final Order and the Written Agreement are substantially similar.  Each establishes timeframes for the completion of remedial measures which have been previously identified by the Company and the regulators as important to improve our financial performance.  Under these agreements, the Company will prepare various specific plans, and improve the management of commercial real estate loans, allowance for loan and lease losses, liquidity and capital.  The Company also agreed to seek approval from the regulators of important corporate and business changes. The Company’s commitment to undertake these changes is underscored by the fact that failure to comply with these agreements could trigger enforcement actions of various types by our respective regulators.

Subsequently and pursuant to the Final Order issued by the DFI, the Bank has agreed to increase its adjusted tangible shareholder’s equity by the greater of $15,000,000 or the amount necessary to make its adjustable tangible shareholder’s equity equal to at least 10.0 percent of tangible assets, by March 31, 2010.  The Bank’s two-pronged approach to meeting this capital requirement is to decrease its tangible assets while seeking to raise new capital.  The amount of new capital necessary to meet the capital requirement is approximately $20 million based on the Call Report filed for the period ending December 31, 2009.

The Company recognizes that the current challenging economic environment requires a disciplined focus to achieve quality earnings with a reduced risk profile. The requirements of the Final Order and the Written Agreement will assist the Company in this focus. The Bank expects to continue to provide to its customers the services previously provided including deposit and lending services, as well as processing banking transactions.

The Company believes that making the improvements in our operations required by the Final Order and Written Agreement will enhance our financial performance. The Company also believes that the January 1, 2010 appointment of John McGrath as President, Chief Executive Officer and a member of the Board of Directors will help us both comply with these agreements and strengthen our financial performance (further details regarding this appointment were included in the Company’s Current Report on Form 8-K filed on December 15, 2009). However, there can be no assurance that the desired results will follow as a consequence of our actions, or that the Company will be able to make the changes required by the Final Order or Written Agreement. Among other things, compliance with the Final Order and Written Agreement may be more time consuming or expensive than anticipated, the objectives set forth in those agreements may take longer to achieve than the Company would hope or expect and the Company may not be able to increase our capital within the time required by the Final Order. The Company’s efforts to comply with the agreements may have adverse effects on our operations and financial condition for reasons that cannot currently be anticipated.  Also, the conditions of the economy nationally and in California, the capital markets and the real estate markets may impair the likelihood of success of the remedial actions the Company is attempting to take.

The description of the Written Agreement above is a summary and is qualified in its entirety by the full text of such document which is filed as Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2009. A further description of the Final Order is filed as Exhibit 99.2 to the same Current Report on Form 8-K filed December 15, 2009.

On February 8, 2010, the Company filed a Form 25 with the SEC to delist its Common Stock, no par value, from the Nasdaq Stock Market (“Nasdaq”).  The delisting became effective on February 18, 2010. The Company decided to voluntarily delist from Nasdaq as part of an overall strategy of conserving resources and improving cost effectiveness. The Company is currently quoted and traded through a platform on Pink OTC Markets Inc., a non-exclusive securities information processor for registered broker-dealers. The Company will continue to file periodic reports with the Securities and Exchange Commission pursuant to the requirements of Section 12(g) of the Securities and Exchange Act of 1934, as amended.

At the Company’s 2009 Annual Meeting of Shareholders held on December 16, 2009 (“Annual Meeting”), Amended and Restated Bylaws were approved by the affirmative vote of a majority of the shares of our Common Stock outstanding on the record date for the Annual Meeting and immediately became effective. The only provision of the Company’s old Bylaws changed by the Amended and Restated Bylaws is to decrease the number of authorized directors from no less than seven (7) or more than thirteen (13), to no less than six (6) or more than eleven (11).

At the Annual Meeting, the Company’s shareholders also approved Amended and Restated Articles of Incorporation to increase the number of the Company’s authorized shares of Common Stock from 10,000,000 to 30,000,000, and re-elected our six existing directors. The Company’s directors will continue to serve until the next annual meeting of shareholders and until their successors are qualified and elected.  The Amended and Restated Articles of Incorporation became effective upon their certification filing with the California Secretary of State on December 28, 2009.

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

Certain statements contained in this quarterly report on Form 10-Q are forward-looking in nature and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results. For a discussion of some of the factors that might cause such a difference, see the Forward-Looking Statements section above or Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, and Item 1A-Risk Factors in our subsequent Quarterly Reports on form 10-Q.

Nature of Operations

The Company is organized as a single operating unit and, through the Bank, operates seven full-service offices in southern California, three in San Diego, one in Oceanside, one in El Cajon, one in Solana Beach and one in La Jolla. A limited service branch office which was opened in downtown San Diego in February 2008 was consolidated into the Mission Valley branch office during the first quarter of 2010. Also, the Tri Cities branch (in Oceanside) is scheduled to close and be consolidated into the Solana Beach branch on April 15, 2010.

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

Financial Overview

For all banks and bank holding companies, asset quality and asset growth have a significant impact on overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating future performance. The Company reassessed its evaluation of potential impairment losses as required by ASC Topic 310 - “Receivables” and in accordance with ASC Topic 855- “Subsequent Events.” As a result of this reassessment, nonperforming loans as a percent of total loans was 4.21%, an increase of 73 basis points since December 31, 2008, compared to 5.28% of total loans and an increase of 179 basis points as previously reported. The Company’s quality of assets has been affected by the difficult economic conditions in California, especially weaknesses in the real estate market. In addition, both the fiscal and regulatory policies of the federal and state government regulatory authorities that govern financial institutions and market interest rates impact our financial condition and results of operations.

The Company has implemented strategies and initiatives to improve its asset quality and operating results and increase the Bank’s capital ratios back to the “well capitalized” level. While the Company, under normal circumstances, considers asset growth important, the current strategy is to reduce the total assets of the Bank to improve capital ratios. As part of this strategy, the Bank is committed to reducing its concentration of commercial real estate loans and has continued to carefully track nonaccrual and potential problem loans (see the “Loan Quality and Allowance for Loan Losses” section below).

Along with the strategy noted above and in an effort to reduce controllable expenses, the Company implemented a reduction in force of eleven employees in October 2009 and an additional six employees in December 2009. This difficult decision was made in an effort to reduce expenses so that the Company would have an opportunity to return to a profitable financial condition. In addition, the limited service downtown San Diego branch office was consolidated into the Mission Valley branch office and the branch office in Oceanside, California will be closed in April 2010.

As described in the Explanatory Note for this Amended Form 10-Q, after working closely with the Bank’s regulators, it was determined that the results from a new model and methodology for determining, documenting and recording an adequate allowance for loan losses should be reflected in the quarterly results for September 30, 2009. Therefore, a restatement of these third quarter results was necessary to increase expense for the provision for loan losses, to increase impairment charge-offs on two loans, and to reflect the reassessment of the valuation allowance on deferred tax assets.

As restated, total assets at September 30, 2009, were $379.4 million (previously reported total assets were $393.5 million). Total assets in prior periods were: $419.9 million at June 30, 2009, $420.9 million at December 31, 2008 and $445.6 million at September 30, 2008. Between second quarter and third quarter of 2009, assets declined by $40.5 million (as restated) and deposits decreased by $20.5 million, which includes a $19.3 million reduction in Certificate of Deposit Account Registry Service (“CDARs”) deposits. The company also retired FHLB borrowings of $5.0 million during the third quarter.

As restated, total loans decreased $8.4 million to $343.5 million by September 30, 2009. Total loans at December 31, 2008 were $351.9 million. At December 31, 2008 deposits totaled approximately $333.8 compared to $317.8 million at September 30, 2009, a decrease of approximately $16.0 million.

As restated, at September 30, 2009, the Bank’s total risk-based capital ratio was 5.7% and the Bank was considered “significantly undercapitalized” (the previously reported total risk-based capital ratio was 8.4%). Total Risk-Based capital ratio was 8.7% at December 31, 2008. Also see the “Capital Resources” section below.

For the restated quarter ended September 30, 2009, the Company recorded a loss before taxes of $10.6 million (compared to the previously reported $1.8 million loss before taxes). For the quarter ended September 30, 2008, the Company reported a loss before taxes of $5,169. For the nine months ended September 30, 2009, as restated, the Company recorded a loss before taxes of $12.2 million (compared to the previously reported loss of $3.5 million). For the nine months ended September 30, 2008, a loss before taxes of $2.1 million was reported.

After tax, the Company realized restated net losses for both the three month and nine month periods ended September 30, 2009 totaling $15.9 million and $17.2 million, respectively (compared to net losses of $1.9 million and $3.1 million as reported previously). For the same periods of 2008, the Company reported net income of $9,531 and a net loss of $1.2 million. As a result of the restatement for the quarter ended September 30, 2009 and the increase in reported losses, the Company determined that the valuation allowance on deferred on tax assets should be increased, which resulted in an increase in deferred tax expense of approximately $5.3 million for the third quarter.

Compared to the three month period ended September 2008, the Company’s restated 2009 results include an increase in provision for loan losses from $250,000 to $10.2 million, respectively. The provision for loan losses for the restated nine months ended September 30, 2009 was $11.0 million compared to $3.8 million for the first nine months of 2008.

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

Several other items had a significant impact on the operating results for the nine months ended September 2009 compared to those of the same period of the prior year. Increases in income included approximately $229,000 for the realization of a gain upon sale of a Washington Mutual, Inc. corporate bond and $285,000 for recoveries of prior expenses.  These income items were offset by several large increases in expenses including approximately $1.1 million for losses on other real estate owned (“OREO”) properties, $721,000 for FDIC special assessments and insurance increases, $301,000 for professional fees related to loan collection and review, $289,000 in merger related costs, $165,000 for recognition of a loss on the sublease of a portion of the Solana Beach branch office and $147,000 in costs related to carrying OREO. Also see the Noninterest Income and Noninterest Expense sections below.

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

As a result of the Bank being considered less than well capitalized, the Bank is not able to accept, renew or rollover brokered deposits unless and until such time as it receives a waiver from the FDIC. As the brokered deposits mature, the Bank anticipates funding these maturities primarily from loan payoffs as it shrinks its loan portfolio. If the Bank is unable to reduce its loan portfolio to fund maturing brokered deposits, it will need to seek other alternatives, which may be more costly for funding purposes, as these brokered deposits mature. These other sources may include local deposit campaigns or institutional time deposits. As of September 30, 2009, the Bank had total brokered deposits of $52.0 million, including $7.4 million in CDARs, a program offered to its customers seeking additional deposit insurance. Total brokered deposits at March 31, 2009 were $110.8 million, including $37.0 million in CDARs deposits.

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

Capital Resources

As restated, shareholders’ equity at September 30, 2009, totaled $6.4 million compared to $22.6 million at December 31, 2008. Tangible book value per share totaled $1.07 at September 30, 2009, compared to $4.26 as of December 31, 2008 and $6.38 at September 30, 2008.

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

	Required Ratios		Actual Ratios
	Well	Adequately	Restated
	Capitalized	Capitalized	September 30, 2009	December 31, 2008

Tier 1 Leverage Capital (to Average Assets)	5.00%	4.00%	2.53%	5.39%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	4.00%	2.98%	6.17%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	5.67%	8.73%

As a result of restating the Bank’s September 30, 2009 results, the Bank was considered “significantly undercapitalized.” The Bank has implemented a number of initiatives to improve its operating results and increase its capital ratios including strategies to reduce total assets and initiatives to improve core operating earnings. Furthermore, in the Bank’s Call Report filed on January 27, 2010, the Bank reported capital ratios as follows: Tier 1 Leverage of 3.2%, Risk-based capital of 3.8% and Total Risk-based capital of 6.6% and the Bank was considered “undercapitalized.”

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

Loan Portfolio

As discussed in the Explanatory Note to this Form 10-Q/A, certain adjustments have been made to restate previously reported results for the periods ending September 30, 2009.  These adjustments to restate September results affected the loan portfolio because of the increase to impairment write-downs, or charge-offs, of $6.9 million, which was necessary because of current information received about the valuation of underlying collateral for two impaired loans.  Further discussion of the loan portfolio considers these adjustments to September results, as restated.

As restated, total loans decreased by $8.4 million from $351.9 million at December 31, 2008 to $343.5 million at September 30, 2009. Residential and commercial real estate loans, consumer loans and SBA loans increased by approximately $2.8 million, $1.0 million and $1.9 million, respectively. Construction and land loans and commercial loans decreased by $12.9 million and $1.2 million, respectively.  As restated, total loans decreased 6.1% when compared to $365.7 million at the end of the same quarter of 2008. At September 30, 2009 the portfolio consisted of approximately: 44% residential and commercial real estate, 28% construction and land, 20% commercial loans, 5% consumer loans and 3% SBA type loans. The Bank does not engage in traditional long-term mortgage lending, and consequently, has no sub-prime mortgages in its loan portfolio.

Loan Quality and the Allowance for Loan Losses

As discussed in the Explanatory Note to this Form 10-Q/A, certain adjustments have been made to restate previously reported results for the periods ending September 30, 2009.  The adjustments to restate September results affected the disclosures about loan quality categories and the allowance for loan losses because:

•                  the Bank increased the level of its allowance for loan losses by $3.4 million as a result of adopting a new methodology to determine, document and record the allowance for loan losses, see further discussion below under “Allowance for Loan Losses”,

•                  as a result of the determination to restate the September results to adopt the new ALLL methodology, the Bank reassessed its evaluation of potential impairment losses as required by Financial Accounting Standards Board (“FASB”)-Accounting Standards Codification (“ASC”) Topic 310, “Receivables,” on two impaired loans in accordance with ASC Topic 855, “Subsequent Events,” and determined that an additional impairment allocation of approximately $5.3 million was necessary due to current information obtained regarding the valuation of the underlying loan collateral, and

•                  related to the two impaired loans noted above, the Bank increased impairment write-downs, or charge-offs, by $6.9 million.

Further discussion of the Company’s loan quality and allowance for loan losses, below, considers these adjustments to September results, as restated.

Trends in Certain Loan Quality Categories

The following information is provided to show relevant trends related to various components of our loan portfolio since December 31, 2008.

Nonperforming Loans — Nonperforming loans decreased from $12.3 million at December 31, 2008, to $9.4 million at June 30, 2009 and then increased to $14.5 million at September 30, 2009 (as restated). The year to date net increase of $2.2 million, as restated, is primarily the result of the following:

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

•                  During the third quarter, $6.3 million in additions occurred in nonaccrual loans, as restated. Six loans were added to nonaccrual status including a construction loan for $3.7 million, two land loans for $1.9 million, one real estate loan for $1.7 million and two commercial loans for $283,000.

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

Special Mention Loans - Loans internally graded and categorized as special mention increased from $32.9 million at December 31, 2008, to $39.0 at June 30, 2009 and then decreased to $31.2 million as of September 30, 2009 (as restated). The year to date net decrease of $1.7 million is primarily the result of the following:

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

•                  During the third quarter, a total of $25.5 million in reductions of special mention loans occurred including $10.5 million in downgrades to substandard (two construction loans, two land loans, one commercial loan and one real estate loan), $14.7 million in internal upgrades (two construction loans, two real estate loans and one commercial loan) and $275,000 in payoffs (one real estate loan).

•                  During the third quarter, $18.0 million in additions to special mention loans occurred including $16.8 million in internal downgrades (two real estate loans and two construction loans), $1.2 million in internal upgrades (one commercial loan).

Substandard Loans - Total loans in this category increased from $22.7 million at the end of the fourth quarter of 2008 to $25.5 million at June 30, 2009 and then to $29.1 million at September 30, 2009 (as restated).  The year to date net increase of $6.3 million in this category was concentrated as follows:

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

•                  During the third quarter, a total of $13.4 million in reductions of substandard loans occurred, including $7.4 million partial charge offs, $5.2 million in internal upgrades (one construction loan and one commercial loan), $555,000 in payoffs (two commercial and one real estate loan)  and $270,000 in charge offs (two commercial loans).

•                  During the third quarter, a total of $17.5 million in additions to the substandard loan category occurred, including $17.4 million in internal downgrades (two construction loans, two land loans, one commercial loan and one real estate loan).

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

As restated, nonperforming assets were approximately $17.0 million, or 4.49% of total assets, at September 30, 2009, compared with $14.9 million, or 3.54% of total assets, at December 31, 2008 and $13.8 million, or 3.10% of total assets at September 30, 2008. The Company’s nonperforming assets as of September 30, 2009 consisted of $14.5 million in nonperforming loans and $2.6 million in other real estate owned. Nonaccrual loans, as well as other potential problem loans, are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

Nonperforming assets at the end of September 2009 include loan balances of approximately $612,246 with an SBA guaranty amount of $459,184. Other nonperforming loans at the end of September 2009 included six construction and land loans, two real estate loans and two single family residence loans totaling approximately $8.7 million, $2.4 million and $988,000, respectively.

The Company also had one land loan totaling approximately $1.8 million that was considered nonperforming because it was past due more than 90 days at September 30, 2009. All nonperforming loans are independently evaluated in connection with assessing the adequacy of the allowance for loan losses. Below is a summary of nonperforming assets at September 30, 2009 and December 31, 2008.

(In thousands)	September 30, 2009	December 31, 2008
	Restated
Loans 90 Days Past Due and Still Accruing	$1,761	$—
Loans on Nonaccrual	12,692	12,264
Total Nonperforming Loans	14,453	12,264
Non-Accrual Debt Securities	—	1,260
Other Real Estate Owned	2,572	1,390
Total Nonperforming Assets	$17,025	$14,914

Loans 90 Days Past Due as a Percentage of Total Loans	0.51%	0.00%
Nonaccrual Loans as Percentage of Total Loans	3.70%	3.49%
Nonperforming Loans as a Percent of Total Loans	4.21%	3.49%

Allowance for Loan Losses as a Percent of Nonperforming Loans	56.27%	33.92%
Nonperforming Assets as a Percent of Total Assets	4.49%	3.54%

Other Potential Problem Loans

As described in the Explanatory Note to the Form 10-Q/A, the Company reassessed its impaired loans. As a result, one additional construction loan for approximately $3.0 million is now considered impaired and a potential problem loan. Previously, the Company identified two potential problem loans totaling approximately $8.4 million, which were being evaluated for collateral values and operating cash flows. The loans identified as potential problem loans are in addition to loans disclosed above as nonperforming. Estimated potential problem loans as of June 30, 2009 and December 31, 2008 totaled approximately $1.9 million and $1.0 million, respectively.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses (the “ALLL”) that is increased by a provision for loan losses charged against operating results. The provision for loan losses is determined by management as the amount to be added to the allowance for probable loan losses after net charge-offs have been deducted to bring the allowance to an adequate level to absorb probable loan losses within the existing portfolio.

During the third quarter of 2009, the provision for loan losses was $10.2 million compared to $250,000 in provision for the same period of the prior year.  The significant increase in the provision expense is primarily attributable to adopting a new ALLL methodology, which is further discussed below, and allocating an additional $6.9 million for impairment write-downs on two loans.  Net loan charge-offs for the third quarter of 2009 were $7.6 million, including $6.9 million on two loans, compared with net charge-offs of $161,734 for the previous quarter.  The total allowance for loan losses was $8.1 million, or 2.37% of total loans, at September 30, 2009, compared to $5.1 million, or 1.44% of total loans at December 31, 2008, and $4.1 million, or 1.11% of total loans at September 30, 2008.

As noted above and in the Explanatory Note to this Form 10-Q/A, the Company adopted a new methodology to enhance its process for determining, documenting and recording an adequate allowance for loan losses and this new methodology has been incorporated into these restated September results.  Although the Bank had for many years maintained an ALLL methodology which met all accounting and regulatory requirements, as the condition of the economy deteriorated and the Bank began experiencing increased levels of problem assets and related loan charge-offs, management began evaluating how to improve its methodology to be more responsive to qualitative trends in the portfolio and better incorporate the Bank’s historical loss experience to ensure the ALLL remained directionally consistent and appropriately funded.  After significant research and assessment, management concluded to adopt a model provided by a third party service which was considered to be an improvement over the prior methodology and, after working closely with our banking regulators, the Company concluded to adopt this new methodology effective with the 3rd quarter of 2009 to better reflect the underlying trends in the loan portfolio.

The new methodology adopted by the Company is consistent with GAAP and the Interagency Policy Statements on the Allowance for Loan and Lease Losses, dated July 2, 2001 (SR 01-17) and December 13, 2006 (SR 06-17).  The methodology calculates expected loss rates utilizing two factors: the probability of default (the actual payment default rate) and the loss given default (the rate of loss expected on defaulted loans).  For the loss given default factor, the model incorporates industry loss experience since 1992 by type of loan and location.  For the probability of default factor, industry experience since the year 2000 is utilized and modified based on management’s qualitative assessment of such factors as: policies and procedures, underwriting standards, collections, levels and trends of charge-offs, past dues, and classified loans, economic conditions, and changes in collateral values.  Management believes that the allowance at September 30, 2009, is adequate to provide for risks inherent in the loan portfolio.

Determining the appropriate level for the ALLL is inevitably imprecise and requires a high degree of management judgment.  No assurance can be given that economic conditions, which could adversely affect the Company’s service areas or other circumstances, will not result in increased provisions for loan losses in the future.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing ALLL is adequate or that a substantial increase will not be necessary if the quality of any loans in the portfolio deteriorate.  Any material increase in the ALLL may adversely affect the Company’s financial condition and results of operations.  The table below summarizes the changes in ALLL for the periods presented:

	Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	Restated		Restated
Allowance, Beginning of Period	$5,513,826	$7,818,471	$5,058,837	$4,516,625
Provision for Loan Losses	10,224,262	250,000	11,040,263	3,800,000
Recoveries on Loans Charged Off	155,670	—	675,747	—
Loans Charged Off	(7,761,102)	(3,995,842)	(8,642,191)	(4,243,996)
Allowance, End of Period	$8,132,656	$4,072,629	$8,132,656	$4,072,629

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

Income Statement Review

Net Interest Income/Net Interest Margin

The principal component of the Company’s revenues is net interest income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other interest-bearing liabilities. The following table sets forth the components of net interest income, average earning assets and net interest margin:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	Restated		Restated
Interest Income	$5,593,533	$6,919,284	$17,285,173	$21,112,803
Interest Expense	1,724,261	2,640,559	5,881,114	7,942,339

Net Interest Income	$3,869,272	$4,278,725	$11,404,059	$13,170,464

Average Earning Assets	$394,756,645	$435,326,915	$407,483,069	$412,083,151
Net Interest Margin (1)	3.89%	3.90%	3.74%	4.26%

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

Income Taxes

For the periods ended September 30, 2009, as a result of the increase in the Bank’s reported losses, we determined that the Bank should increase the valuation allowance on its deferred tax assets, which resulted in an increase in deferred tax expense of approximately $5.3 million for the quarter ended September 30, 2009, and year-to-date tax expense of $5.0 million.

On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 (H.R. 3548) (the “Act”) was signed into law. The Act expands and extends the net operating loss (“NOL”) carryback provision for small businesses that was in the American Recovery and Reinvestment Act (“Recovery Act”), enacted in February 2009. The Act allows all businesses (except those that received funds under the Troubled Asset Relief Program (“TARP”) with a loss in either 2008 or 2009 to claim refunds of taxes paid within the prior five years. Under the previous law, NOLs were only allowed to be carried back two years. As a result of the Act, the Bank has filed amended Federal returns and recorded a tax benefit for these tentative refunds in the fourth quarter of 2009 totaling $1.6 million.

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

ITEM 4T - Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009, the end of the fiscal quarter covered by this report.

Our principal executive officer and principal financial officer’s conclusions about the effectiveness of the Company’s disclosure controls and procedures have not changed due to or in connection with the company restating its financial results.  The officers’ conclusion that the disclosure controls and procedures were effective, despite this restatement, is based on the fact that the primary reason for the restatement of the financial results is due to adopting a new methodology for documenting, substantiating and recording the ALLL.  Due to the significant changes in the economy, including changes in the local real estate market and the related effects on our real estate loan portfolio, the Company evaluated new methodologies to capture underlying trends in the industry and in the Company’s loan portfolio in order to estimate probability of default rates and estimate losses given default.  In the fourth quarter of 2009, after working closely with our banking regulators, the Company decided to adopt a methodology which was considered to be an improvement over the prior methodology for estimating the level of the ALLL.  Furthermore, we concluded, after consultation with our banking regulators, that this new methodology should be applied to the 3rd quarter of 2009 to better reflect the underlying trends in the loan portfolio.  The affects of adopting this new methodology for estimating the level of the ALLL amounted to an increase of approximately $3.4 million to the provision for loan losses expense and, given the inherent amount of judgment involved in any such methodology for estimating the ALLL, is considered to be a change in estimate and not the result of any accounting errors or irregularities.

After concluding to restate the third quarter financial results to increase the ALLL as described above, the Company performed a review of subsequent events in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events”. Accordingly, the Company reassessed its evaluation of potential impairment losses required by ASC Topic 310, “Receivables,” on two specific loans and determined that an additional impairment allocation of approximately $5.3 million was necessary due to more recent information obtained from appraisals regarding the valuation of the underlying loan collateral.  Furthermore, as a result of the increase in the Company’s reported losses, we increased the valuation allowance on deferred tax assets, which resulted in an increase in deferred tax expense of approximately $5.3 million.

In summary, the primary reason for the restatement of our financial results for the 3rd quarter of 2009 is due to the adoption of a new methodology for estimating the ALLL.  Other issues addressed in this restatement were the result of a subsequent events review necessary in connection with the restatement.

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

PART II - OTHER INFORMATION

Item 1 — Legal Proceedings

The Company is not a party to any material, pending legal proceedings, other than ordinary, routine litigation incidental to its business. On December 10, 2009, the Company entered into agreements with both the DFI and FRB. Under these agreements, the Company will prepare various specific plans, and improve the management of commercial real estate loans, allowance for loan and lease losses, liquidity and capital.  The Company also agreed to seek approval from the regulators of important corporate and business changes. The Company’s commitment to undertake these changes is underscored by the fact that failure to comply with these agreements could trigger enforcement actions of various types by our respective regulators.  See Note 8 — Subsequent Events above for additional information.

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

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance further.

Despite our underwriting criteria, we may experience loan delinquencies and losses. In order to absorb losses associated with nonperforming loans, we maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We may be required to increase our allowance for loan losses for any of several reasons, including those reasons discussed in this Form 10-Q/A, which led to the restatement of our financial results for the quarter ended September 30, 2009. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may also require an increase in our allowances. In addition, actual charge-offs in future periods, if not adequately reserved for, will require additional increases in our allowances for loan losses. Any increases in our allowances for loan losses will result in a decrease in our net income and, possibly, our capital, and may materially affect our results of operations in the period in which the allowance is increased.

The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control and losses may exceed current estimates. Although management believes the level of our loan loss allowance is adequate to absorb probable losses in our loan portfolio, management cannot predict losses or whether the allowance will be adequate or whether regulators will require us to increase this allowance further. Any of these occurrences could adversely affect our business, financial condition, prospects and profitability.

We voluntarily delisted our common stock from the NASDAQ Stock Market and as a result, it may become more volatile and less liquid.

As part of an overall strategy of conserving resources and improving cost effectiveness, we voluntarily delisted our common stock from the NASDAQ Stock Market. Shares of our common stock continue to trade on the “over-the-counter” (OTC) market, but such transactions involve risks in addition to those associated with transactions on a stock exchange. Many OTC stocks trade less frequently and in smaller volumes than stocks listed on an exchange. Accordingly, OTC-traded shares are less liquid and are likely to be more volatile than exchange-traded stocks.

We are subject to the terms and conditions of the Final Order issued by the California Department of Financial Institutions and the Written Agreement entered into with the Federal Reserve Bank of San Francisco as well as additional requirements while the Bank is considered “undercapitalized”.

The financial services industry is heavily regulated, and the regulatory burden on financial institutions is increasing. Federal and state regulation is designed to protect the deposits of consumers, not to benefit shareholders.  On December 10, 2009, we formally acknowledged several actions required to strengthen the Bank by entering into agreements with the California Department of Financial Institutions and the Federal Reserve Bank of San Francisco.  The Bank voluntarily entered into a Waiver and Consent, under which we consented to the issuance of a Final Order by the California Department of Financial Institutions (the “Final Order”).  On the same date, we and the Bank voluntarily entered into a Written Agreement (“Written Agreement”) with the Federal Reserve Bank of San Francisco.

The Final Order and the Written Agreement are substantially similar.  Each establishes timeframes for the completion of remedial measures which have been previously identified by us and the regulators as important to improve our financial performance.  Under these agreements, we will prepare various specific plans, and improve our management of commercial real estate loans, allowance for loan and lease losses, liquidity and capital.  We also agree to seek approval from our regulators of important corporate and business changes.   Some of the specific provisions in the Final Order and/or Written Agreement include our agreeing: (1) to submit various plans to our regulators to (a) strengthen board oversight of our management and operations, (b) strengthen our management of commercial real estate, (c) improve the Bank’s position through collecting repayment of past due loans, (d) maintain an adequate allowance for loan and lease losses, (e) improve earnings within a budget for 2010, (f) improve the management of the Bank’s liquidity and funds management practices, and (g) account for adverse scenario planning and identify and quantify available sources of liquidity for each scenario; (2) to revise the Bank’s appraisal review program; (3) to not extend or renew credit in certain circumstances; (4) to charge-off certain assets deemed by the regulators to be a loss; (5) to maintain a sound process for determining, documenting and recording an adequate allowance for loan and lease losses; (6) to increase the Bank’s adjusted tangible shareholder’s equity by the greater of $15,000,000 or the amount necessary to make its adjustable tangible shareholder’s equity equal to at least 10.0 percent of tangible assets, by March 31, 2010; (7) to suspend the payment of dividends without regulatory approval; (8) to not incur any debt or redeem any shares of stock without regulatory approval; (9) to comply with certain notice provisions to our regulators before changing directors or officers or the responsibilities of any of the same; (10) to not establish any new branches; and (11) to submit quarterly reports.

The Company has also been informed by the Federal Reserve Bank of San Francisco that as of January 30, 2010, the Bank is deemed to be “undercapitalized” for purposes of Section 38 of the Federal Deposit Insurance Act and Subpart D of Regulation H (12 C.F.R. 208.43(b)(3)), and consequently, the Bank may not make any capital distributions, grow its total assets, expand through acquisitions, branching or new lines of business or pay certain management fees without prior approval from our regulators.  The Bank was also required to submit a capital restoration plan that specifies the steps that the Bank will take to become adequately capitalized.

The Company recognizes that the current challenging economic environment requires a disciplined focus to achieve quality earnings with a reduced risk profile. The requirements of the Final Order and the Written Agreement will assist the Company in this focus. The Bank expects to continue to provide to its customers the services previously provided including deposit and lending services, as well as processing banking transactions. Any material failure to comply with the provisions of the Final Order or Written Agreement or failure to submit an acceptable capital restoration plan could result in enforcement actions by our regulators, including, in some cases, the assessment of civil money penalties against us, enforcement of the agreements through court proceedings, or in the worse case, placing us into receivership with the Federal Deposit Insurance Corporation.  If we are placed into Federal Deposit Insurance Corporation receivership, we would be required to cease operations and you could lose your entire investment. While we intend to take such actions as may be necessary to enable us to comply with the requirements of the Final Order and Written Agreement, there can be no assurance that we will be able to comply fully with their provisions, or to do so within the timeframes required, that compliance with the Final Order and Written Agreement will not be more time consuming or more expensive than anticipated, that compliance with the Final Order and Written Agreement will enable us to resume profitable operations, or that efforts to comply with the Final Order and Written Agreement will not have adverse effects on our operations and financial condition.

The Company believes that making the improvements in our operations required by the Final Order and Written Agreement will enhance our financial performance. The Company also believes that the January 1, 2010 appointment of John McGrath as President, Chief Executive Officer and a member of the Board of Directors will help us both comply with these agreements and strengthen our financial performance. However, there can be no assurance that the desired results will follow as a consequence of our actions, or that the Company will be able to make the changes required by the Final Order or Written Agreement.

We are required to raise additional capital, but that capital may not be available and without additional capital other courses such as selling assets and looking for merger partners will need to be pursued.

Under the terms of the Final Order, the Bank is required to increase its adjusted tangible shareholder’s equity by the greater of $15,000,000 or the amount necessary to make its adjustable tangible shareholder’s equity equal to at least 10.0 percent of tangible assets, by March 31, 2010.  Due to being considered “undercapitalized”, the Bank was also required to submit a capital restoration plan that specifies the steps that the Bank will take to become adequately capitalized. This plan is to address current and future capital requirements. Our ability to raise additional capital is contingent on the current capital markets and on our financial performance. Available capital markets are not currently favorable and we do not anticipate any material improvement in these markets in the near term. Accordingly, we cannot be certain of our ability to raise additional capital on any terms. If we cannot raise additional capital and/or continue to down-size operations and our size or engage a strategic merger or sale, we may not be able to sustain further deterioration in our financial condition and other regulatory actions may be taken.

We can issue common stock and preferred stock without your approval, diluting your proportional ownership interest.

Our articles of incorporation authorize us to issue 30,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of February 24, 2010, we had no shares of preferred stock outstanding and had 4,980,481 shares of common stock issued and outstanding. We also have shares reserved under our stock option plans covering our directors, officers, employees and consultants. Consequently, any shares of common stock or preferred stock that we issue subsequent to your purchase of our stock will dilute your proportional ownership interest in us.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

There were no matters reportable under this item during the quarter covered by this Quarterly Report on Form 10-Q/A.

Item 3 — Defaults Upon Senior Securities

There were no matters reportable under this item during the quarter covered by this Quarterly Report on Form 10-Q/A.

Item 4 — Submission of Matters to a Vote of Security Holders

There were no matters reportable under this item during the quarter covered by this Quarterly Report on Form 10-Q/A.

Item 5 — Other Information

(a)                      There were no matters reportable under this item during the quarter covered by this Quarterly Report on Form 10-Q/A.

(b)                     There were no matters reportable under this item during the quarter covered by this Quarterly Report on Form 10-Q/A.

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

3.1	Amended and Restated Articles of Incorporation of 1st Pacific Bancorp incorporated by reference to Exhibit 3.1 to 1st Pacific Bancorp’s Current Report on Form 8-K filed on January 4, 2010.

3.2	Amended and Restated Bylaws of 1st Pacific Bancorp incorporated by reference to Exhibit 3.1 to 1st Pacific Bancorp’s Current Report on Form 8-K filed on December 16, 2009.

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

10.7

Termination Agreement dated October 28, 2009, by and among FB Bancorp, First Business Bank, National Association, 1st Pacific Bancorp, and 1st Pacific Bank of California, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 8-K filed October 29, 2009.

10.8

Written Agreement between 1st Pacific Bank of California, 1st Pacific Bancorp and the Federal Reserve Bank of San Francisco dated December 10, 2009, incorporated by reference to Exhibit 10.1 to 1st Pacific Bancorp’s report on Form 8-K filed December 15, 2009.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	40

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	41

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Pacific Bancorp

Date:	February 24, 2010	/s/ John F. McGrath
John F. McGrath
President and Chief Executive Officer
(duly authorized officer)

Date:	February 24, 2010	/s/ James H. Burgess
James H. Burgess
Executive Vice President and
Chief Financial Officer
(principal financial officer)